Form 10QSB
period 2000-03-31
TELNET WORLD COMMUNICATIONS
filed 2000-10-13
CIK 1103153

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____________ to
_______________.

                             Commission file number:
                              TRIPLE S PARTS, INC.
                              --------------------
                 (Name of Small Business Issuer in Its Charter)
           Nevada                                          88-0354194
------------------------------------                     --------------
(State  or  Other  Jurisdiction  of                   (I.R.S.  Employer
Incorporation  or  Organization)                      Identification  No.)


                7410 SW Oleson Rd., #325, Portland, Oregon 97223
                ------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)
                                 (503) 641-2105
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [ ]         No [x]

The number of shares outstanding of Registrant's common stock ($0.001 par value) as of the latest practicable date 285,000 shares as of March 31, 2000.

                                TABLE OF CONTENTS
PART  1

Page
ITEM  1.  FINANCIAL  STATEMENTS                                               3

ITEM  2.  MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          7

PART  II

ITEM  5.  OTHER                                                               8

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                               8

SIGNATURES                                                                    9

Item  1.  FINANCIAL  STATEMENTS
         Unless otherwise indicated, the term "Company" refers to Triple S Parts, Inc. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

     The statements herein should be read in connection with audited financial statements for the 6 months ended June 30, 2000 and June 30, 1999 and for the years ended December 1999 and December 1998.


                                        TRIPLE S PARTS, INC.
                                    (A Development Stage Company)
                                      UNAUDITED BALANCE SHEETS

                                               ASSETS
                                               ------


                                                                                        March 31,
                                                                                ----------------------
                                                                                      2000     1999
                                                                                     ------   - ----
ASSETS

Cash                                                                                $  7,992  $    0
                                                                                    --------- ------
TOTAL ASSETS                                                                        $  7,992  $    0
                                                                                    ========  ======


                          LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                          ---------------------------------------

CURRENT LIABILITIES

Accounts payable                                                                    $  5,000  $    0
                                                                                     -------   -----
Total Current Liabilities                                                           $  5,000  $    0
                                                                                     -------   -----

CONTINGENCIES                                                                              0       0

STOCKHOLDERS' (DEFICIT)
Common stock: $0.0005 par value, 50,000,000 shares
authorized; shares issued and outstanding were 285,500 shares
at March 31, 2000, and 275,000 shares at March 31, 1999                                 143     138

Capital in excess of par                                                             43,037     217

(Deficit) accumulated during the development stage                                  (40,188)   (355)
                                                                                   ---------  ------
Total Stockholders' (Deficit)                                                         2,992       0


TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                                      $  7,992  $    0
                                                                                    =======  ======



                                                  TRIPLE S PARTS, INC.
                                              (A Development Stage Company)
                                           UNAUDITED STATEMENTS OF OPERATIONS



                                                                          For The Three                        From
                                                                             Months                        Inception on
                                                                         Ended March 31,                   February 22,
                                                                                                               1996
                                                                                                              Through
                                                                   2000                 1999                 March 31
                                                                ----------            ---------       ------------------
REVENUE                                                       $          0           $         0      $                0
                                                               -----------            ----------       -----------------

OPERATING EXPENSES


Professional Fees:
Director                                                                 0                     0                       0
Website                                                                  0                     0                       0
Legal and accounting                                                 5,000                     0                   7,424

General and administrative expenses                                     44                     0                   1,013

Total operating expenses                                             5,044                     0                  40,188

(Loss) from Operations                                              (5,044)                    0                (40,188)

NET (LOSS)                                                    $     (5,044)           $        0                (40,188)

BASIC (LOSS) PER SHARE                                        $      (0.00)           $     N/A       $             N/A
                                                               ===========             =========        ================

Weighted average shares outstanding during the period              285,500              275,000                     N/A
                                                               ===========             =========        ================




                                                 TRIPLE S PARTS, INC.
                                            (A Development Stage Company)
                                          UNAUDITED STATEMENTS OF CASH FLOWS




                                                                             For The Three                  From
                                                                                 Months                 Inception on
                                                                             Ended March 31,             February 22,
                                                                                                             1996
                                                                                                            Through
                                                                                                           March 31,
                                                                     2000                1999                2000
                                                                  ----------           ---------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                                       $   (5,044)           $       0         $   (40,188)

Changes in operating asset and liability accounts:
Stock issued for services                                                 0                    0              31,500

Accounts payable                                                      5,000                    0               5,000
                                                                  ----------            ---------         -----------
Net Cash (Used) in Operating Activities                                 (44)                   0              (3,688)

CASH FLOWS FROM INVESTING ACTIVITIES                                      0                    0                   0
                                                                  ----------            ---------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES

Contribution of capital                                                   0                    0               11,680

Net Cash Provided by Financing Activities                                 0                    0               11,680

NET INCREASE (DECREASE) IN CASH                                         (44)                   0                7,992
                                                                  ----------            ---------         -----------
CASH AT BEGINNING OF PERIOD                                           8,036                    0                    0
                                                                  ----------            ---------         -----------
CASH AT END OF PERIOD                                            $    7,992            $       0                7,992
                                                                  ==========            =========         ===========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Company has not received any income nor incurred any expenses other than accounting fees, has had limited operational history and has yet to engage in business of any kind. All risks inherent in new and inexperienced enterprises are inherent in the Company's business. The Company has not made a formal study of the economic potential of any business. At the present, the Company has not identified any assets or business opportunities for acquisition.

         As of the period ended March 31, 2000, the Company has no liquidity and no presently available capital resources, such as credit lines, guarantees, etc. and should a merger or acquisition prove unsuccessful, it is possible that the Company may be dissolved by the State of Nevada for failing to file reports, at which point the Company would no longer be a viable corporation under Nevada law and would be unable to function as a legal entity. Should management decide not to further pursue its acquisition activities, management may abandon its activities and the shares of the Company would become worthless. However, the Company's officers, directors and major shareholder have made an oral undertaking to make loans to the Company in amounts sufficient to enable it to satisfy its reporting requirements and other obligations incumbent on it as a public company, and to commence, on a limited basis, the process of investigating possible merger and acquisition candidates. The Company's status as a publicly held corporation may enhance its ability to locate potential business ventures. The loans will be interest free and are intended to be repaid at a future date, if or when the Company shall have received sufficient funds through any business acquisition. The loans are intended to provide for the payment of filing fees, printing and copying fees and other miscellaneous fees.

         Based on current economic and regulatory conditions, Management believes that it is possible, if not probable, for a company like the Company, without assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public". However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of the Company.

         On February 23, 2000, the Company contracted with Seville Consulting Group, Inc., Power Network, Inc. and East European Enterprises, Inc. to provide general business and financial consulting services for the Company, whose responsibilities are primarily, but not limited to, seeking out a merger/acquisition candidate for the Company. Said services shall commence after July 1st 2000, as set forth in the Agreement(Exhibit 10)

Quantitative  and  Qualitative  Disclosures  About  Market  Risk.

         The Company has no market risk sensitive instruments or market risk exposures.

Results  of  Operations

         The Company's Total Liabilities and Stockholders Equity for quarter ending March 31, 2000 was, $7,992. The Company's Total Liabilities and Stockholders Equity for quarter ending March 31, 1999 was $0. The Company's Total Liabilities and Stockholders Equity for the year ending December 31, 1999 was $8,036. The decrease in the stockholders equity is a result of ordinary expenses.

Capital  Resources  and  Liquidity

         During the first quarter of 2000, the Company did not issue any unregistered shares.

PART  II

Item  1.  Legal  Proceedings.

         The Company is not aware of any pending legal proceedings in which the Company is involved at this time.

Item  2.  Changes  in  Securities.

         On February 23, 2000, Seville Consulting Group, Inc., Power Network, Inc. and East European Enterprises, Inc. agreed to provide general business consulting services for the Company. As compensation for said services, each shall be issued 200,000 shares of the Company=s restricted common stock. Said services shall commence after July 1, 2000.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

                                   SIGNATURES
     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Triple  S  Parts,  Inc.
                                             /s/____________________________
                                             By:  Tracie  Poland,  President

Date:___________________