Form 10QSB
period 2000-06-30
TELNET WORLD COMMUNICATIONS
filed 2000-10-13
CIK 1103153

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____________ to
_______________.

                             Commission file number:

                              TRIPLE S PARTS, INC.
                         -------------------------------
                 (Name of Small Business Issuer in Its Charter)

                 Nevada                                       88-0354194
------------------------------------                       --------------
(State  or  Other  Jurisdiction  of                       (I.R.S.  Employer
Incorporation  or  Organization)                         Identification  No.)

                   413 Petroleum St., Florence, Colorado 81226
                 -----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  909-208-3451
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [  ]         No  [x]

The number of shares outstanding of Registrant's common stock ($0.0005 par value) 285,000 shares as of the latest practicable date October 12, 2000.

                                TABLE OF CONTENTS
PART  1

Page

ITEM  1.  FINANCIAL  STATEMENTS

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

PART  II

ITEM  5.  OTHER

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

SIGNATURES

Item  1.  Financial  Statements

     Unless otherwise indicated, the term "Company" refers to Triple S Parts, Inc. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000. The statements herein should be read in connection with audited financial statements for the 6 months ended June 30, 2000 and June 30, 1999 and for the years ended December 1999 and December 1998.


                               TRIPLE S PARTS, INC.
                           (A Development Stage Company)
                             UNAUDITED BALANCE SHEETS

                                      ASSETS
                                      ------




                                                                      June 30,
                                                                ----------
                                                                   2000      1999
                                                                ----------  ------
ASSETS

Cash                                                            $ 147,832   $   0

TOTAL ASSETS                                                    $ 147,832   $   0

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
----------------------------------------


CURRENT LIABILITIES,

Accounts payable                                                    5,000       0

Total Current Liabilities                                           5,000       0

CONTINGENCIES                                                           0       0

STOCKHOLDERS' (DEFICIT),


Common stock: $0.0005 par value, 50,000,000 shares
authorized; shares issued and outstanding were 285,500 shares
at June 30, 2000, and 275,000 shares at June 30, 1999                 143     138

Capital in excess of par                                          182,877     217

(Deficit) accumulated during the development stage                (40,188)   (355)

Total Stockholders' (Deficit)                                     142,832       0

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)                   $ 147,832   $   0


                                TRIPLE  S  PARTS,  INC.
                           (A  Development  Stage  Company)
                         UNAUDITED  STATEMENTS  OF  OPERATIONS



                                                For the
                                              Three months               From
                                                  Ended              Inception on
                                                 June 30,             February 22
                                                                          1996
                                                                         Through
                                           2000           1999        June 30, 2000
                                      -------------  -------------  ---------------
REVENUE                               $           0  $           0  $            0

OPERATING EXPENSES

Professional Fees:
Director                                          0              0          30,000
Website                                           0              0           1,750
Legal and accounting                              0              0           7,425

General and administrative expenses               0              0           1,013

Total operating expenses                          0              0          40,188

(Loss) from Operations                            0              0         (40,188)

NET (LOSS)                            $           0  $           0  $      (40,188)

BASIC (LOSS) PER SHARE                $         N/A  $         N/A  $          N/A

Weighted average shares outstanding
during the period                           285,500        275,000             N/A
                                             ======         ======       =========



                                   TRIPLE S PARTS, INC.
                              (A Development Stage Company)
                            UNAUDITED STATEMENTS OF CASH FLOWS



                                                     For the
                                                   Three months               From
                                                       Ended               Inception on
                                                      June 30,              February 22
                                                                               1996
                                                                              Through
                                                2000           1999        June 30, 2000
                                            -------------  -------------  ---------------
CASH FLOWS FROM OPERATING
ACTIVITIES

Net (loss)                                  $           0  $           0  $      (40,188)

Changes in operating asset and liability
accounts:
Stock issued for services                               0              0          31,500

Accounts and interest payable                           0              0           5,000

Net Cash (Used) in Operating Activities                 0              0          (3,688)


CASH FLOWS FROM INVESTING
ACTIVITIES                                              0              0               0


CASH FLOWS FROM FINANCING
ACTIVITIES

Contribution of capital                           139,840              0         151,520

Net Cash Provided by Financing Activities         139,840              0         151,520

NET INCREASE (DECREASE) IN CASH                   139,840              0         147,832

CASH AT BEGINNING OF PERIOD                         7,992              0               0

CASH AT END OF PERIOD                       $     147,832  $           0  $      147,832

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         For the three month period ended June 30, 2000, the Company sustained a loss of $0.0 or $0.02 per share (basic and diluted).

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

         To that end, on or about April 18, 2000, a majority interest of the Company's stock was purchased from the majority shareholders of the Company for $158,000 by a private party, FMS Group. As a condition of the purchase, the Company's present officers and directors agreed to remain with the Company in their officials capacities until the Company has consummated a merger but no later than December 31, 2000. However, the Company changed its address and its telephone number. Further, on April 19, 2000, the Company entered into an agreement with Telenet World Communications, Inc. ("TWCI"), a Utah corporation that was trading on the Over The Counter Bulletin Board Stock Exchange ("OTCBB"), whereby the Company would become a wholly owned subsidiary of TWCI. However, the parties were unable to consummate the proposed transaction and the agreement was amicably, mutually rescinded by the parties on August 10, 2000.

Quantitative  and  Qualitative  Disclosures  About  Market  Risk.

         The Company has no market risk sensitive instruments or market risk exposures.

Results  of  Operations

         The Company's "Total Liabilities and Stockholder's Equity" for quarter ending June 30, 2000 was, $147,832. The Company's "Total Liabilities and Stockholder's Equity" for quarter ending June 30, 1999 was $0. The Company's "Total Liabilities and Stockholder's Equity" for the year ending December 31, 1999 was $8,036. The significant increase is the result of the majority shareholders putting additional money in the Company.

Capital  Resources  and  Liquidity

     During the second quarter of 2000, the Company did not issue any unregistered shares.

PART  II

Item  1.  Legal  Proceedings.

     The Company is not aware of any pending legal proceedings in which the Company is involved at this time.

Item  5.  Other  Information.

Events  Subsequent  to  the  Second  Quarter.

     On August 25, 2000, pursuant to corporate resolution, the Company enacted a 3 to 1 forward split of its common stock.

     On August 31, the Company's majority shareholders, entered into an Agreement for Shares and Services whereby the Company's majority shareholders would acquire Advanced Hyperbaric Technologies Inc., a private New Jersey corporation. A copy of said agreement is attached hereto as an Exhibit. The parties have entered into said agreement contemplating entering into a more definitive acquisition agreement and a plan of reorganization agreement sometime during the 3rd quarter of this calendar year.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

         None

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Triple  S  Parts,  Inc.
                                           /s/__________________________________
                                           By:  Tracie  Poland,  President
Date:___________________