Form 10QSB
period 2000-09-30
TRIPLE S PARTS INC /NV/
filed 2000-11-15
CIK 1103153

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

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

                   413 Petroleum St., Florence, Colorado 81226
             -------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  909-208-3451
                                -----------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [ ]         No [x]

The number of shares outstanding of Registrant's common stock ($0.0005 par value) as of the latest practicable date, November 14, 2000, is 2,656,500 shares.

                                TABLE OF CONTENTS

PART  I                                                                    PAGE


ITEM  1.  FINANCIAL  STATEMENTS  ------------------------------------------  3

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR PLAN OF OPERATION  --  3


PART  II

ITEM  5.  OTHER  ----------------------------------------------------------  8

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K  --------------------------  8

INDEX  TO  EXHIBITS  ------------------------------------------------------  8

SIGNATURES  ---------------------------------------------------------------  9

Item  1.  Financial  Statements

     Unless otherwise indicated, the term "Company" refers to Triple S Parts, Inc. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000. The statements herein should be read in connection with audited financial statements for the 6 months ended September 30, 2000 and September 30, 1999 and for the years ended December 1999 and December 1998.


                               TRIPLE S PARTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED BALANCE SHEETS (UNAUDITED)
                           SEPTEMBER 30, 2000 AND 1999


                                                       2000          1999
                                                       ----          ----
ASSETS
------
Cash                                                  $147,832     $8,920
                                                    ------------  --------

Total Assets                                          $147,832     $8,920
                                                    ============  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
Accounts payable                                       $5,000        $-
                                                    ------------  --------

Stockholder's Equity:
Common stock: $0.0005 par value                        1,328        412
Capital in excess of par                             1,981,692     11,268
(Deficit) accumulated during the development stage  (1,840,188)   (2,760)
                                                    ------------  --------
Total Stockholders' Equity                            142,832      8,920
                                                    ------------  --------

Total Liabilities and Stockholders' Equity            $147,832     $8,920
                                                    ============  ========


                                            TRIPLE S PARTS, INC.
                                       (A DEVELOPMENT STAGE COMPANY)
                              CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED )
                      FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                  FOR THE PERIOD FROM INCEPTION (FEBRUARY 26, 1996) TO SEPTEMBER 30, 2000


                                                                                                From
                                    NINE MONTHS                 THREE MONTHS                Inception To
                                   -------------               --------------                 September
                                  2000         1999           2000         1999                30, 2000
                             -------------  ---------   --------------  ---------           -------------
Revenue                     $      -       $    -      $       -       $    -               $      -
                             -------------  ---------   --------------  ------------         -------------
Operating expenses
Professional fees:
Director                           -            -              -            -                    30,000
Website                            -            -              -            -                     1,750
Legal and accounting             5,000         1,925           -           1,925                  7,254
Consultants                  1,800,000          -         1,800,000         -                1,8000,000
General and administration          44           480           -             480                  1,013
                             -------------  ----------   -------------  -------------        -------------

Total operating expenses     1,805,044         2,405      1,800,000        2,405              1,840,188
                             -------------  ----------  --------------  -------------        -------------

(Loss) from operations      (1,805,044)       (2,405)    (1,800,000)      (2,405)            (1,840,188)
                             -------------  ----------  --------------  -------------        -------------

Net (loss)                 $(1,805,044)    $  (2,405)   $(1,800,000)   $  (2,405)           $(1,840,188)
                             =============  ==========  ==============  =============        =============

Basic (loss) per share     $     (1.90)    $   (0.00)   $     (1.88)   $   (0.00)                   N/A
                             =============  ==========  ==============  =============        =============

Weighted average shares
 outstanding during
 the period                    950,850        825,000       957,447       825,000                  N/A
                             =============  ==========  ==============  =============        =============



                                            TRIPLE S PARTS, INC.
                                       (A DEVELOPMENT STAGE COMPANY)
                               CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                    FOR THE PERIOD FROM INCEPTION (FEB. 26, 1996) TO SEPTEMBER 30, 2000


                                                               Nine Months                    From Inception
                                                              -------------                    To September
                                                            2000         1999                    30, 2000
                                                       -------------  ----------            ------------------
Cash Flows From Operating Activities:
Net (loss)                                             $ (1,805,044)  $   (2,405)           $   (1,840,188)
Changes in operating asset and liability accounts:
Accounts payable                                              5,000         -                        5,000
Stock issued for services                                 1,800,000         -                    1,831,500
                                                       -------------  ----------            ------------------
Net Cash (Used) in Operating Activities                         (44)      (2,405)                   (3,688)

Cash Flows From Investing Activities                           -            -                         -
                                                       -------------  ----------            ------------------

Cash Flows From Financing Activities
Contribution of capital                                     139,840        11,325                   151,520
                                                       -------------  ----------            ------------------
Net Cash Provided by Financing Activities                   139,840        11,325                   151,520
                                                       -------------  ----------            ------------------

Net Increase in Cash                                        139,796         8,920                   147,832

Cash, Beginning of Period                                     8,036          -                         -
                                                       -------------  -----------           ------------------

Cash, End of Period                                    $    147,832    $    8,920           $       147,832
                                                       =============  ===========           ==================

Noncash  Items  During  The  Quarter

     During the quarter ended September 30, 2000, the Company issued 600,000 shares (pre forward split shares) of its common stock to three consultants for services to be rendered from July 1, 2000 to year-end. The agreements provide that the consultants' fees are fully earned when the agreements went effective. The Company valued each share at $3.00 per share, resulting in a charge in the condensed statements of operations of $1,800,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the Company financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-QSB. The Company actual results could differ materially from those discussed here.

     The Company is not aware of any circumstances or trends which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the Company business. The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

     For  the three month period ended September 30, 2000, the Company sustained
a  loss  of  $ (1,800,000)   or,  $ (1.88)   per  share  (basic  and  diluted).

     On August 25, 2000 the Company enacted a three to one forward split of its outstanding common stock resulting in the Company having 2,806,500 shares issued and outstanding. On October 21, 1999, the Company entered into a agreement with Brenda Lee Hamilton to provide legal services to the Company. As result of that agreement, Hamilton was to cash as well as 50,000 shares of the Company's restricted stock. As a result of the aforementioned 3 for 1 forward stock split, Ms. Hamilton's 50,000 shares increased to 150,000 shares. In September 2000, the Company entered into an agreement to purchase Ms. Hamilton's shares for a sum certain and those shares have now been cancelled resulting in the Company having 2,656,500 shares issued and outstanding at the third quarter ended.

     On August 31, 2000, the Company's majority shareholders entered into an Agreement for Shares and Services whereby the Company's majority shareholders would acquire Advanced Hyperbaric Technologies Inc., a private New Jersey corporation. The parties have entered into said agreement contemplating entering into a more definitive acquisition agreement and a plan of reorganization agreement sometime during the 4th quarter of this calendar year.

Quantitative  and  Qualitative  Disclosures  About  Market  Risk.

         The Company has no market risk sensitive instruments or market risk exposures.

Results  of  Operations

     The Company's "Total Liabilities and Stockholder's Equity" for quarter ending September 30, 2000 was, $ 147,832 . The Company's "Total Liabilities and Stockholder's Equity" for quarter ending September 30, 1999 was $0. The Company's "Total Liabilities and Stockholder's Equity" for the year ending December 31, 1999 was $8,036.

Capital  Resources  and  Liquidity

     During the third quarter ended 2000, the Company did not issue any unregistered shares.

PART  II

Item  1.  Legal  Proceedings.

     The Company is not aware of any pending legal proceedings in which the Company is involved at this time.

Item  5.  Other  Information.

     On November 1, 2000, the current officers and directors of the company resigned and Thomas Pierson was elected as President, Secretary, Treasurer and Director.

Events  Subsequent  to  the  Third  Quarter.

     On October 13, 2000, the Company filed a Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000 and for the period ended June 30, 2000.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

-  Resignation  of  Officers  and  Directors
-  Appointment  of  new  officer  and  Director

Index  to  Exhibits

    Exhibit  Number                  Exhibit  Description

         17                          Resignation  of  Officers  and  Directors
         27                          Financial  Data  Schedule
         99                          Appointment  of  Officers  and  Directors

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


Triple  S  Parts,  Inc.


/s/_______________________________________
   By:  Thomas  Pierson,  President


Date:  11-15-2000