Form 10QSB/A
period 2000-06-30
TRIPLE S PARTS INC /NV/
filed 2001-01-19
CIK 1103153

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A

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

                                  303-404-9904
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [ X ]         No  [  ]

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

SIGNATURES

Item  1.  Financial  Statements

   Unless otherwise indicated, the term "Company" refers to Triple S Parts, Inc. The accompanying amended unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000. The statements herein should be read in connection with audited financial statements for the 6 months ended June 30, 2000 and June 30, 1999 and for the years ended December 1999 and December 1998.


                               TRIPLE S PARTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                    ASSETS
                                    ------


                                            June 30            December 31,
                                       ----------------     ----------------
                                        2000      1999       1999      1998
                                      --------  ------     -------    --------
ASSETS
  Cash                                $147,832   $   -     $ 8,036    $   -
                                      ---------  ------  --------------  ------

    TOTAL ASSETS                      $147,832   $   -     $ 8,036    $   -
                                      =========  ========  ==========  ========

                       LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                       ----------------------------------------

CURRENT LIABILITIES

Accounts payable                      $  5,000   $   -     $      -   $   -
Demand loan payable to a stockholder   139,840       -            -       -
                                      ---------  --------   --------  --------

    Total Current Liabilities          144,840       -            -       -
                                      ---------  --------   --------  --------

CONTINGENCIES

STOCKHOLDERS' (DEFICIT)

Common stock: $0.0005 par value,
50,000,000 shares authorized; shares
issued and outstanding were 285,500
shares at June 30, 2000 at
Capital in excess of par                43,037       217      43,037     217
(Deficit) accumulated during the
development stage                      (40,188)     (355)    (35,144)   (355)
                                      ----------   -------  ----------  --------
Total Stockholders' (Deficit)            2,992       -         8,036       -
                                      ----------   -------  ----------  --------

TOTAL LIABILITIES
AND STOCKHOLDERS' (DEFICIT)           $147,832     $   -    $  8,036    $   -
                                      ==========   =======  ==========  ========


                                            TRIPLE S PARTS, INC.
                                       (A DEVELOPMENT STAGE COMPANY)
                              CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED )
                      FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                  FOR THE PERIOD FROM INCEPTION (FEBRUARY 26, 1996) TO SEPTEMBER 30, 2000


                                                                                          FROM
                                       NINE MONTHS               THREE MONTHS         INCEPTION TO
                                      -------------             --------------          SEPTEMBER
                                    2000         1999          2000         1999        30, 2000
                                ------------  ----------    ----------   -----------   -----------
Revenue                        $     -       $     -       $      -     $      -      $      -
                                -------------  ---------  --------------  ---------    ------------
Operating expenses
Professional fees:
Director                             -             -              -            -          30,000
Website                              -             -              -            -           1,750
Legal and accounting              5,000         1,925             -         1,925          7,425
Consultants                      60,000            -          60,000           -          60,000
General and administration           44           480             -           480          1,013
                                -------------  ---------  --------------  -----------   ------------

Total operating expenses         65,044         2,405         60,000        2,405        100,188
                                -------------  ---------  --------------  -----------   ------------

(Loss) from operations          (65,044)       (2,405)       (60,000)      (2,405)      (100,188)
                                -------------  ---------  --------------  -----------   ------------

Net (loss)                    $ (65,044)    $  (2,405)     $ (60,000)  $   (2,405)      (100,188)
                                ============   =========  ==============  =========     ------------

Basic (loss) per share        $  (0.07)     $  (0.00)  $       (0.05)  $  (0.00)            N/A
                                ============   =========  ==============  =========     ============

Weighted average shares
outstanding during the period    950,850       825,000      1,200,000      825,000          N/A
                                ============  =========   ==============  =========    =============



                                                    TRIPLE S PARTS, INC.
                                               (A DEVELOPMENT STAGE COMPANY)
                                                  STATEMENTS OF CASH FLOWS


                                                                                                                From
                                                                                                            Inception on
                                                          For the                  For the               February 22, 1996
                                                      Six Months Ended           Years Ended                    1996
                                                          June 30,               December 31,                  Through
                                                      2000         1999        1999         1998            June 30, 2000
                                                     ------------------       ------------------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                           $          (5,044)       $ (34,789)  $    (85)       $    (40,188)
Changes in operating asset and liability accounts:
Stock issued for services                                -           -           31,500         -               31,500
Accounts payable                                       5,000         -              -           -                5,000
                                                     ------------------       -------------------       -------------------
Net Cash (Used) in Operating Activities                  (44)        -           (3,289)       (85)             (3,688)

CASH FLOWS FROM INVESTING ACTIVITIES                     -           -              -           -                   -
                                                     ------------------       -------------------       -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital                                  -           -           11,325         85              11,680
Stockholder demand loan                                139,840       -              -           -              139,840
                                                     ------------------       -------------------       -------------------
Net Cash Provided by Financing Activities              139,840       -           11,325         85             151,520
                                                     ------------------       -------------------       -------------------

NET INCREASE IN CASH                                   139,796       -            8,036        -               147,832

CASH AT BEGINNING OF PERIOD                              8,036       -              -          -                    -
                                                     ------------------       -------------------       -------------------

CASH AT END OF PERIOD                                $         147,832   $   -  $       8,036   $   -   $      147,832
                                                     ==================  =====  ==============  ======  ===================



                                       TRIPLE S PARTS, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF STOCKHOLDERS' (DEFICIT)

                                                                                       (Deficit)
                                                                                      Accumulated
                                                                                       During the
                                                 Common Stock         Capital in      Development
                                             Shares       Amount      Excess of Par      Stage
                                           -----------  ---------     -------------   ------------
Balance at inception
(February 22, 1996)                        $   -        $   -         $    -          $     -

Founders shares issued at par                264,000         132           132              -

Net (loss) for the period ended
December 31, 1996                              -            -              185             (185)
                                           -----------  ---------     --------------   -----------

Balance, December 31, 1996                   264,000         132           317             (185)
                                           -----------  ---------     --------------   -----------

Additional founders shares issued at par      11,000           6           (6)               -

Net (loss) for the year ended
December 31, 1997                                -             -            85              (85)
                                           -----------  ---------     --------------   -----------

Balance, December 31, 1997                   275,000         138           132             (270)

Net (loss) for the year ended
December 31, 1998                                -             -            85             (85)
                                           -----------  ---------     ---------------  -----------

Balance, December 31, 1998                   275,000         138           217            (355)

Net (loss) for the six months ended
June 30, 1999                                    -             -             -              -
                                           -----------  ---------     ---------------  -----------

Balance, June 30, 1999                       275,000         138           217            (355)
                                           -----------  ---------     ---------------  -----------

Stock issued for services                     10,500           5        31,495               -

Contribution of capital                          -             -        11,325               -

Net (loss) for the six months ended
December 31, 1999                                -             -            -           (34,789)
                                           -----------  ---------     ---------------  ------------

Balance, December 31, 1999                   285,500         143        43,037          (35,144)
                                           -----------  ---------     ---------------  -------------

Net (loss) for the six months ended
June 30, 2000                                    -             -            -            (5,044)
                                           -----------  ---------     ---------------  -------------

Balance, June 30, 2000                     $ 285,500      $  143      $ 43,037         $(40,188)
                                           =============  =======  ===============  =============


                             See accompanying notes.

                              TRIPLE S PARTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

8
                                        8
1.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

ORGANIZATION

Triple S Parts, Inc. (the "Company") was organized under the laws of the State of Nevada on February 22, 1996. The purpose of the corporation is to engage in any lawful activity.

In August 1999, the Company amended its Certificate of Incorporation to increase the authorized number of shares to 50,000,000 and to change from no par stock to $0.0005 per share par value.

Currently, the Company is a development stage company with no operations or significant assets but is seeking business opportunities or to merge with an existing company.

ACCOUNTING  METHOD

The Company's financial statements are prepared using the accrual method of accounting. The Company has adopted a December 31 year-end.

BASIC  (LOSS)  PER  SHARE

The computations of basic (loss) per share of common stock are based on the weighted average number of shares issued and outstanding during the periods.

USE  OF  ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INTERIM  PERIOD  RESULTS

The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

PROVISION  FOR  TAXES

At June 30, 2000 the Company had net operating (loss) carryforwards of approximately $42,000 that may be offset against future taxable income. No tax benefit has been reported in the financial statements, because the potential tax benefit of the net operating (loss) carryforwards are offset by a valuation allowance of the same amount because of the uncertainty of the Company realizing future taxable income.

2.     GOING  CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have any substantial and continuing sources of revenue or material assets sufficient to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

3.     NONCASH  FINANCING  ACTIVITIES

In December 1999, the Company issued 10,500 shares as compensation for services valued at $31,500.

4.     CONTINGENCIES

At June 30, 2000, the Company's cash account is in excess of available Federal Deposit Insurance Corporation (FDIC) limits.

5.     SUBSEQUENT  EVENTS

The Company and its shareholders are currently negotiating the exchange of their 100% ownership interest for a 30% interest in an operating company. The President of the acquiree is expected to sign a two year employment contract at an annual salary of approximately $96,000. A substantive agreement has not yet been negotiated or agreed to.

The following unaudited pro forma data summarizes the results of operations of the Company for the years ended December 1999 and 1998, and for the six months ended June 30, 2000 and 1999, as if the acquisition had been completed on January 1, 1998. The pro forma data gives effect to the actual operating results prior to acquisition. The pro forma results do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred on January 1, 1998 or that may be achieved in the future.

                                    UNAUDITED
                                    ---------
                                       Year  Ended        Six  Months  Ended
                                       December  31,           June  30,
                                      --------------       ----------------
                                      1999      1998       2000        1999
                                      ----      ----       ----        ----

Revenues                            $239,328   $253,763  $ 127,537   $194,342

Net  (loss)  income                 $(47,765)  $(3,629)  $(114,183)  $(3,544)

Basic net (loss) per common share     $(0.00)   $(0.00)     $(0.01)   $(0.00)


Near the end of the third quarter, the Company issued 600,000 shares of restricted stock to consultants for services rendered and to be rendered to the Company from July 1, 2000 to year-end. The Company expects to value these shares at $0.05 per share. This transaction has not been recorded in the financial statements.

In August 2000, the Company authorized a 3 to 1 forward stock split effective in August. This action raises the number of shares from 885,500 shares to 2,656,500 shares issued and outstanding. This transaction has not been recorded in the financial statements.


PART  II

Item  6.  Exhibits  and  Reports  on  Form  8-K.

         None

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Triple  S  Parts,  Inc.
                                           /s/__________________________________
                                           By:  Thomas Pierson,  President
Date: January 18, 2001