Form 10KSB
period 2000-12-31
TRIPLE S PARTS INC /NV/
filed 2001-04-16
CIK 1103153

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                             Commission file number:

                              TRIPLE S PARTS, INC.
                         -------------------------------
                 (Name of Small Business Issuer in Its Charter)

      Nevada                                                88-0354194
 ------------------------------------                     --------------
 (State  or  Other  Jurisdiction  of                      I.R.S.  Employer
  Incorporation  or  Organization)                       Identification  No.)

                          1004 Depot Hill Rd., Ste. 1,
                           Broomfield, Colorado 80020
                 -----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  303-404-9905
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE SECURITIES EXCHANGE ACT OF 1934:

 Title of Each Class   Name of Each Stock  Exchange  on  Which  Registered
--------------------   ---------------------------------------------------
Common  Stock,                        Not   Applicable
Par  Value  $0.0005
Per Share

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___


The number of shares of Registrant's Common Stock outstanding on December 31, 2000,was 2,743,500.

The Registrant's total revenues for the year ended December 31, 2000, were $267,000.

This Report on Form 10-KSB and the other periodic reports of Triple S Parts, Inc.(the "Company" or "Corporation") and other documents incorporated by reference or incorporated herein as exhibits, may contain forward-looking statements that involve risks and uncertainties. Our Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, our Company's ability to locate an acquisition candidate or another entity which may combine its operations with it, our Company's ability and those of management to manage growth, if any, the substantial dilution that could be experienced by existing shareholders of our Company with a potential acquisition with another entity in view of the fact that our Company's current operations have essentially ceased.

                                TABLE OF CONTENTS

PART  I                                                                  PAGE
                                                                         ----

ITEM  1.     DESCRIPTION  OF  BUSINESS                                    3

ITEM  2.     DESCRIPTION  OF  PROPERTY                                    3

ITEM  3.     LEGAL  PROCEEDINGS                                           3

ITEM  4.     SUBMISSION  OF  MATTERS
     TO  A  VOTE  OF  SECURITY  HOLDERS                                   4


PART  II

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED
     STOCKHOLDER  MATTERS                                                 4

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS                      4

ITEM  7.     FINANCIAL  STATEMENTS                                        6

ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH
     ACCOUNTANTS                                                          16


PART  III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS
     AND  CONTROL  PERSONS                                                16

ITEM  10.     EXECUTIVE  COMPENSATION                                     16

ITEM  11.     SECURITY  OWNERSHIP  OF  BENEFICIAL  OWNERS                 16

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS          17

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K                       17

SIGNATURES                                                                18

PART  I

Item  1.  Description  of  Business.
------------------------------------

We were incorporated as Triple S Parts, Inc. in the State of Nevada on February 22, 1996, to market and sell rare motorcycle parts. On July 10, 1999, we forward split our common stock eleven (11) shares for one (1) share. All disclosure herein accounts for this forward split unless indicated otherwise.

We have not been a party to any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Business  of  Issuer.

We currently have no products, services or revenues. We had planned to sell hard-to-find motorcycle parts, as well as other motorcycle paraphernalia such as clothing, decals, paints and varnishes on the Internet. We own the domain name www.rareparts.net. We do not have our own gateway to the Internet. As such, we depend upon an Internet Service Provider to connect and host our website on the Internet. Any disruption in the service provided by the Internet Service provider could have a material adverse effect on our business operations and financial condition.We intended to develop a small inventory of rare and, possibly, to a lesser extent, new motorcycle parts and motorcycle related packaged products. We also planned to sell clothing, decals, paints and varnishes which will be supplied by third party suppliers. We never intended to manufacture any of our products. As such, we would be highly dependent on third parties.

We believe that many consumers need parts for motorcycles, which are hard to find. Such parts may be obsolete or no longer being manufactured. We intended to build a network of contacts and alliances among motorcycle salvage centers and motorcycle clubs throughout North America, so that we could supply consumers with the rare motorcycle parts.

We had hoped to offer products manufactured by third parties through our website. Distribution of many of our products, once ordered, would have been done through third party distributors. For products in our inventory, we would make the appropriate shipping arrangements. We have no contracts or arrangements with courier services, and there can be no assurance that we will ever develop or secure such relationship in order to effectively ship products which may be maintained in our inventory.

Not obtaining the appropriate funding to implement our business plan, we began seeking a viable merger candidate. (See Item 6., "Management's Discussion and Analysis".) We are presently not operational.


Item  2.  Description  of  Property.
------------------------------------

The Company presently occupies space, free of charge, at the offices of its executive officers at 1004 Depot Hill Rd., Ste., 1, Broomfield, Colorado 80020. The Company does not own any property.


Item  3.  Legal  Proceedings.
-----------------------------

The Company was not involved in any legal proceedings in year 2000. However, in December 2000, the Company was threatened with litigation by Brenda Lee Hamilton, an attorney in Boca Raton, Florida, who originally filed the Company's Form 10SB. Ms. Hamilton alleged that she was not apprized that the Company was in merger talks with Advanced Hyperbaric Technologies, Inc., a private New Jersey company, in August 2000 when she agreed to sell her shares back to the Company, and therefore alleged that she was induced into selling her shares without the benefit of full disclosure. The Company and Ms. Hamilton amicably reconciled their differences in January , 2001.


Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.
----------------------------------------------------------------------

None.


PART  II

Item  5.  Market  For  Common  Equity  and  Related  Stockholder's  Matters.
----------------------------------------------------------------------------

The Company does not trade on any stock exchange. The Company has approximately 31shareholders of record as of December 31, 2000. The Company has never declared or paid any dividends, and although there are no restrictions limiting its ability to do so, it is unlikely to pay any dividends in the foreseeable future.

Forward  Split

On August 10, 2000, the Company effectuated a 3 to 1 forward split of its Common Stock. The forward split affected only the issued and outstanding Common Stock and did not affect the number of shares of Common Stock authorized for issuance by the Company. All fractional shares resulting from the forward split were rounded up to the nearest whole share.

Item  6.  Management's  Discussion  and  Analysis.
--------------------------------------------------

The Company intended to develop a niche market for its services within the motorcycle parts industry for hard-to-find and outdated motorcycle parts along with various promotional products. The Company was originally established to supply these parts and promotional products to retail shops and directly to end-users.

Presently, there are no Internet sites that are exclusively targeting hard-to-find motorcycle parts; parts that end users or retail sales shops may need for motorcycles that are now obsolete or no longer being manufactured. The Company had established contacts among motorcycle salvage centers and better-known motorcycle clubs throughout the United States, Mexico, Canada, Japan and Western Europe.

Not being able to obtain the appropriate funding to implement our business plan, we began seeking alternate opportunities. On April 19, 2000, the Company entered into a conditional merger agreement with Telnet World Communications, Inc. ("Telnet"), a Utah corporation that was trading on the Over the Counter Bulletin Board stock exchange ("OTCBB"). The terms of that agreement was that Telnet was to acquire from the Company's shareholders, all of the issued and outstanding shares of Common stock in exchange for newly issued restricted shares totaling Three Hundred Thirty Five Thousand Shares (335,000), together with the payment of $150,000.00. By virtue of the transaction Telnet, would acquire the Company as a going concern, including all of the properties and assets, tangible and intangible, wherever situated, including, without limiting the generality of the foregoing, its business as a going concern, its goodwill, and the corporate name (subject to changes referred to or permitted herein or occurring in the ordinary course of business prior to the time of closing provided herein).

On July 3, 2000, the parties mutually agreed to rescind their merger agreement based upon the fact that Telnet had failed to maintain its status as a reporting entity on the OTCBB and was de-listed to the National Quotation Bureau exchange ("Pink Sheets") and, that Telnet was never able to supply the Company with a current, certified list of Telnet shareholders. The acquisition by Telnet was never formally completed and the companies returned to their pre-merger status.

February 23, 2000, Seville Consulting, Inc., a Colorado corporation, Power Network, Inc., a Colorado corporation and, East European Enterprises, Inc., a Colorado corporation, (collectively, the "Consulting Group"), entered into a consulting agreement with the Company for a term of a one year term commencing July 1, 2000, whereby the Consulting Group would assist the Company in general business and financial consulting in return for 200,000 shares of the Company's common stock for each entity. On April 17, 2001, Seville Consulting, Inc., (formerly FMS Group) executed a Promissory Note promising to pay to the order of the Company the sum of One Hundred Fifty-Eight Thousand Dollars ($158,000.00) in return for a majority interest of the Company. The terms and conditions required among other things, that certain shares of stock be assigned to the Consulting Group in order for them to assume ownership of the Company and that the Consulting Group agreed not to enact any reverse split of the remaining shareholder's stock positions. The Promissory Note was paid in full in May 2000.

The Company had been engaged in on-going merger negotiations with Advanced Hyperbaric Technologies, Inc. ("AHT"), a private New Jersey corporation. The parties entered into a definitive agreement on November 15, 2000 whereby the Company would acquire AHT. AHT would become a wholly owned subsidiary upon completion of the merger and the shareholders of AHT would receive approximately 70% of the common stock of the Company. The agreement was conditional upon the Company being approved for trading on the Over The Counter Bulletin Board stock exchange ("OTCBB").

Subsequent  Events
------------------

In December 2000, the Company was threatened with litigation by Brenda Lee Hamilton, an attorney in Boca Raton, Florida, who originally filed the Company's Form 10SB. Ms. Hamilton alleged that she was not apprized that the Company was in merger talks with Advanced Hyperbaric Technologies, Inc., a private New Jersey company, in August 2000 when she agreed to sell her shares back to the Company, and therefore alleged that she was induced into selling her shares without the benefit of full disclosure. The Company and Ms. Hamilton amicably reconciled their differences in January , 2001.

On February 12, 2001, the Company submitted a 15c2-11 to the National Association of Securities Dealers ("NASD"), in order to become a trading entity on the Over The Counter Bulletin Board stock exchange ("OTCBB").
If and when the Company was approved for trading, the Company was to go forward with their acquisition of Advanced Hyperbaric Technologies, Inc. ("AHT"), pursuant to the terms set forth in the aforementioned agreement executed November 15, 2000.

On February 21, 2001, the Company received comments from the NASD regarding its filing. The Company answered those filings in a timely and thorough manner.

On March 20, 2001, the Company received another set of comment from the NASD. The Company and AHT found the NASD's comments and request so onerous that AHT decided to rescind the parties November 15, 2000 acquisition agreement.

Consequently, the Company has lost this viable opportunity to acquire AHT and must now re-assess its options if it wishes to continue to exist as a viable entity.

Results  of  Operations

The Company's "Total Liabilities and Stockholder's Equity" for year ending 2000 was $7,992, as set forth on Page F-2 of the attached Financials. The "Statement of Operations", set forth on Page F-3 of the attached Financial Statements, shows a net loss of $62,941 in the year ending 2000. The Net Loss for the year ending 2000 was $(366,941) compared to a Net Loss of $(38,418) for the year ending 1999; The basic net (loss) per common share was $(.25) compared to $(0.05).

Capital  Resources  and  Liquidity

In 1999, the Company issued 31,500 shares as compensation for services valued at $31,500. During the year ending 2000, the Company issued 1,887,000 shares of Common Stock for services valued at $62,897.



Item  7.  Financial  Statements.
--------------------------------

The Financial Statements of the Company for the year ended December 31, 2000, together with Independent Auditor's Report thereon, are contained in on pages F-1 through F-7 attached and are incorporated herein by this reference.


                              TRIPLE S PARTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                           DECEMBER 31, 2000 AND 1999

                              TRIPLE S PARTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                TABLE OF CONTENTS

                                                                      PAGE NO.
                                       --------
INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS'  REPORT                   F-1
FINANCIAL  STATEMENTS
  Balance  Sheets                                                      F-2
  Statements  of  Operations                                           F-3
  Statements  of  Cash  Flows                                          F-4
  Statement  of  Stockholders'  (Deficit)                              F-5
  Notes  to  the  Financial  Statements                              F-6-7

                INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT

To  the     Board  of  Directors  and  Stockholders
Triple  S  Parts,  Inc.
(A  Development  Stage  Company)

We have audited the accompanying balance sheets of Triple S Parts, Inc., (A Development Stage Company) as of December 31, 2000 and 1999 and the related statements of operations, cash flows and stockholders' (deficit) for each of the years then ended, and from July 1, 1999 to December 31, 2000. The financial statements from inception (June 14, 1996) to June 30, 1999 were audited by other auditors whose report dated August 14, 1999 on those statements included an explanatory paragraph that described the Company as a development stage company with no substantial and continuing sources of revenue or material assets sufficient to allow it to continue as a going concern described in the Note, "Going Concern." These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U. S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Triple S Parts, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended and from July 1, 1999 to December 31, 2000 in conformity with U. S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note to the Financial Statements "Going Concern," the Company is a development stage company that does not have any substantial and continuing sources of revenue or material assets, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in the Note. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


New  York,  NY
February  2,  2001


                                                    TRIPLE S PARTS, INC.
                                               (A DEVELOPMENT STAGE COMPANY)
                                                       BALANCE SHEETS
                                                           ASSETS
                                                           ------


                                                                                     December 31,
                                                                                    --------------
                                                                                 2000            1999
                                                                            --------------   -------------
ASSETS

Cash                                                                        $       7,992    $       8,036
                                                                            --------------   -------------

TOTAL ASSETS                                                                $       7,992    $       8,036
                                                                            ==============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES                                                                     -                -

CONTINGENCIES                                                                           -                -

STOCKHOLDERS' EQUITY

Common stock: $0.0005 par value, 50,000,000 shares
authorized; shares issued and outstanding were 2,743,500
shares and 856,500 shares at December 31, 2000 and 1999, respectively               1,372              428
Capital in excess of par                                                          104,705           42,752
(Deficit) accumulated during the development stage                                (98,085)         (35,144)
                                                                            --------------   --------------
Total Stockholders' Equity                                                          7,992            8,036
                                                                            --------------   --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $       7,992            8,036
                                                                             =============   ==============




                                          TRIPLE S PARTS, INC.
                                     (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENTS OF OPERATIONS


                                                                                              From
                                                                                          Inception on
                                                                For the                  February 22, 1996
                                                               Years Ended                    Through
                                                               December 31,                December 31,0
                                                              --------------             -----------------
                                                             2000         1999                 2000
                                                          -----------  ---------             ---------
OPERATING EXPENSES
Professional Fees:
Director                                                            -     30,000               30,000
Website                                                             -      1,750                1,750
Legal and accounting                                            2,897      2,424                5,321
Consultants                                                    60,000          -               60,000
General and administrative expenses                                44        615                1,014
                                                        --------------  ---------  -------------------

Total operating expenses                                       62,941     34,789               98,085
                                                        --------------  ---------  -------------------

(Loss) from Operations                                        (62,941)   (34,789)             (98,085)
                                                        --------------  ---------  -------------------

NET (LOSS)                                              $     (62,941)  $(34,789)  $          (98,085)
                                                        ==============  =========  ===================

BASIC (LOSS) PER SHARE                                  $       (0.04)  $  (0.04)  N/A
                                                        ==============  =========  ===================

Weighted average shares outstanding during the period       1,485,500    825,000   N/A
                                                        ==============  =========  ===================




                                        TRIPLE S PARTS, INC.
                                   (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENTS OF CASH FLOWS


                                                                                          From
                                                                                      Inception on
                                                               For the              February 22, 1996
                                                             Years Ended                  Through
                                                             December 31,               December 31,
                                                          2000         1999                2000
                                                       -----------   ---------      --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                           $     (62,941)  $(34,789)  $          (98,085)
Changes in operating asset and liability accounts:
Stock issued for services                                   62,897     31,500               94,397
                                                     --------------  ---------  -------------------
Net Cash (Used) in Operating Activities                        (44)    (3,289)              (3,688)

CASH FLOWS FROM INVESTING ACTIVITIES                             -          -                    -
                                                     --------------  ---------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution of capital                                          -     11,325               11,680
Stockholder demand loan                                    171,678          -              171,678
Payment of stockholder loan                               (171,678)         -             (171,678)
                                                     --------------  ---------  -------------------
Net Cash Provided by Financing Activities                        -     11,325               11,680
                                                     --------------  ---------  -------------------

NET INCREASE IN CASH                                           (44)     8,036                7,992

CASH AT BEGINNING OF PERIOD                                  8,036          -                    -
                                                     --------------  ---------  -------------------

CASH AT END OF PERIOD                                $       7,992   $  8,036   $            7,992
                                                     ==============  =========  ===================




                                       TRIPLE S PARTS, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF STOCKHOLDERS' (DEFICIT)


                                                                                      (Deficit)
                                                                     Capital In      Accumulated
                                                Common Stock         Excess of par    During the
                                                -------------                        Development
                                               Shares       Amount                      Stage
                                           -------------  -------                    ------------
Balance at inception
(February 22, 1996)                        $           -  $     -  $            -   $          -

Founders shares issued at par                    792,000      396            (396)             -

Net (loss) for the period ended
December 31, 1996                                      -        -             185           (185)
                                           -------------  -------  ---------------  -------------

Balance, December 31, 1996                       792,000      396            (211)          (185)
                                           -------------  -------  ---------------  -------------

Additional founders shares issued at par          33,000       16             (16)             -

Net (loss) for the year ended
December 31, 1997                                      -        -              85            (85)
                                           -------------  -------  ---------------  -------------

Balance, December 31, 1997                       825,000      412            (142)          (270)

Net (loss) for the year ended
December 31, 1998                                      -        -              85            (85)
                                           -------------  -------  ---------------  -------------

Balance, December 31, 1998                       825,000      412             (57)          (355)

Stock issued for services                         31,500       16          31,484              -

Contribution of capital                                -        -          11,325              -

Net (loss) for the year
December 31, 1999                                      -        -               -        (34,789)
                                           -------------  -------  ---------------  -------------

Balance, December 31, 1999                       856,500      428          42,752        (35,144)
                                           -------------  -------  ---------------  -------------

Stock issued for services                      1,887,000      944          61,953              -

Net (loss) for the year
December 31, 2000                                      -        -               -        (62,941)
                                           -------------  -------  ---------------  -------------

Balance, December 31, 2000                     2,743,500  $ 1,372  $      104,705   $    (98,085)
                                           =============  =======  ===============  =============


17


                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------



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

In August 2000, the Company authorized a 3 to 1 forward stock split effective in August. All share amounts have been restated to account for this transaction as if it had occurred in the earlier period.

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

PROVISION  FOR  TAXES

At December 31, 2000 the Company had net operating (loss) carryforwards of approximately $98,000 that may be offset against future taxable income. No tax benefit has been recorded in the financial statements, because the potential tax benefit of the net operating (loss) carryforwards are offset by a valuation allowance of the same amount because of the uncertainty of the Company realizing future taxable income.

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

3.     NONCASH  FINANCING  ACTIVITIES

In 1999, the Company issued 31,500 shares as compensation for services valued at $31,500. In 2000, the Company issued 1,887,000 shares as compensation for services valued at $62,897.

4.     CONTINGENCIES

From time to time, the Company maintains cash in excess of available Federal Deposit Insurance Corporation (FDIC) limits.

5.     SUBSEQUENT  EVENTS  UNAUDITED

The Company and its shareholders are currently negotiating the exchange of their 100% ownership interest for a 30% interest in an operating company. The President of the acquiree is expected to sign a two year employment contract at an annual salary of approximately $96,000. The closing is planned on or before February 28, 2001.

The following unaudited pro forma data summarizes the results of operations of the Company for the years ended December 2000 and 1999, and for the years then ended, as if the acquisition had been completed on January 1, 1999. The pro forma data gives effect to the actual operating results prior to acquisition. The pro forma results do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred on January 1, 1999 or that may be achieved in the future.

                                                              UNAUDITED
                                                             Year  Ended
                                                            December  31,
                                                            -------------
                                                           2000       1999
                                                           ----       ----
Revenues                                                $267,000    $239,328
Net  (loss)                                            $(366,941)   $(38,418)
Basic  net  (loss)  per  common  share                     $(.25)     $(0.05)

------

Item  8.  Changes  in  and  Disagreements  with  Accountants.
-------------------------------------------------------------

There are no changes or disagreements with our accountants who are Van Buren & Hauke, CPA, 63 Wall Street, Ste., 2501, New York, NY 10005.


PART  III

Item  9.   Directors,  Executive  Officers,  Promoters  and  Control  Persons.
------------------------------------------------------------------------------

On November 1, 2000, Tracie Pollak resigned her position as President and as a Director of company. Rick Hanna resigned as Vice-president. Thomas F. Pierson was appointed as the Company's President, Secretary, Treasurer and sole Director on November 1, 2000.

Thomas F. Pierson, President, Secretary, Treasurer & Director, 1004 Depot Hill Road, Suite 1-E, Broomfield, Colorado 80020. From 1973-1975, employed at
Lincoln Thrift Association (and Subsidiaries) a Multi-faceted financial organization. Responsibilities included the chartering of a Colorado Industrial Bank, the acquisition of a commercial bank, organization of two industrial loan companies in Honolulu, Hawaii, supervision of a ten million dollar leasing portfolio, organization and supervision of a collection agency in Arizona, and development of lending programs in Colorado, Arizona, Hawaii and New Mexico. From 1976-1978, Tom worked at Jagger Leasing a Commercial Equipment Leasing Company. The leasing company developed financing programs for vendors of commercial equipment. Volume of business in 1978 totaled approximately two million dollars. The company was sold at the end of 1978. In 1978, Tom was a Teacher Instructor of Law, Money and Banking and Finance at the National College of Business. In 1979, Tom was a partner in conjunction with two Colorado Industrial Banks. These banks had total assets of over seven million dollars. From 1979-present, Tom has practiced law as a sole proprietorship, Thomas F. Pierson, P.C., specializing in corporate and real estate law. Education - University of Northern Arizona, Flagstaff, Arizona Bachelor of Science Degree (Finance), Honors, Beta Gamma Sigma, Outstanding Senior in the School of
Finance;  University  of  Denver,  Denver  Colorado,  College  of  Law
Juris  Doctor  Degree.  Admitted  to  practice  in Arizona and Colorado in 1973.


Item  10.  Executive  Compensation.
-----------------------------------

The Company has paid no compensation to any officer or director, past or present, for services rendered to the Company.


Item  11.  Security  Ownership  of  Beneficial  Owners.
-------------------------------------------------------

The following table sets forth information as of December 31, 2000, regarding the ownership of the Company's common stock by each shareholder known to the Company to be the beneficial owner of more than five percent of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

          Title  of  Name  &  Address  of   Amount  & Nature       Percent
Class           Beneficial  Owner             of Ownership        of Class (1)
------
Common    Thomas Pierson, President & Director      0                 0
          1004  Depot  Hill  Rd.,  Ste.
          Broomfield,  CO  80020

(1) Out of 2,743,500 shares of Common Stock issued and outstanding as of December 31, 2000.

Item  12.  Certain  Relationships  and  Related  Transactions.
--------------------------------------------------------------

On November 1, 2000, Tracie Pollak resigned her position as President and as a Director of company. Rick Hanna resigned as Vice-president. Thomas F. Pierson was appointed as the Company's President, Secretary, Treasurer and sole Director.

In December 2000, Tracie Pollak and Emiliano Lakota, each assigned 220,000 shares of the Company's common stock to Seville Consulting Group, Power Network, Inc. and Eastern European Enterprises, Inc., pursuant to their February 23, 2000 agreement as referenced to above herein.


Item  13.  Exhibit  and  Reports  on  Form  8-K
-----------------------------------------------

None

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of April, 2001.

                              TRIPLE S PARTS, INC.


                       /s/________________________________
                    By: Thomas Pierson, President & Director