Form 10QSB
period 2001-03-31
TRIPLE S PARTS INC /NV/
filed 2001-05-21
CIK 1103153

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

[  ]  Transition report under Section 13 or 15(d) of the Securities Exchange Act of  1934 (No fee required) for the transition period from  _____________ to
     _______________.
                                     0-28913
                             Commission file number:

                              TRIPLE S PARTS, INC.

                 (Name of Small Business Issuer in Its Charter)

               Nevada                                         88-0354194
      (State or Other Jurisdiction of                      I.R.S. Employer
      Incorporation or Organization)                       Identification No.)

                          1004 Depot Hill Rd., Ste. 1,
                           Broomfield, Colorado 80020
                 -----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  303-404-9905
                                  ------------
   (Issuer's Telephone Number, Including Area Code) CENTURY LABORATORIES, INC.
                 (Name of small business issuer in its charter)

Check whether the issuer: (1)filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [X]         No[  ]

The number of shares outstanding of Registrant's common stock ($0.0005 par value) as of the quarter ended March 31, 2001, was 2,743,500.

                                TABLE OF CONTENTS

                                     PART I


                                                                         Page

ITEM  1.  FINANCIAL  STATEMENTS                                            3

ITEM  2.  PLAN  OF  OPERATION                                              7


                                     PART II

ITEM  1.  LEGAL  PROCEEDINGS                                               8

ITEM  2.  CHANGES  IN  SECURITIES                                          8

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                               8

ITEM  4.  SUBMISSION  TO  A  VOTE  OF  SECURITY  HOLDERS                   8

ITEM  5.  OTHER                                                            8

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                            8

         SIGNATURES                                                        9

                             PART  I


ITEM  1.  FINANCIAL  STATEMENTS

     Unless otherwise indicated, the term "Company" refers to Triple S Parts, Inc. and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2000. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2001. Accordingly, consolidated unaudited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended March 31, 2001, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-3 and are incorporated herein by this reference.


                              TRIPLE S PARTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                   (UNAUDITED)




                                                   TRIPLE S PARTS, INC.
                                              (A DEVELOPMENT STAGE COMPANY)
                                                     BALANCE SHEETS
                                                       (UNAUDITED)
                                                         ASSETS
                                                         ------


                                                                                       March 31,
                                                                                      -----------
                                                                                  2001          2000
                                                                               -----------    --------
ASSETS

Cash                                                                           $    7,992    $    7,992
                                                                               -----------   ----------

TOTAL ASSETS                                                                   $    7,992    $    7,992
                                                                               ===========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES

Accounts payable                                                               $     -       $    5,000
                                                                               -----------   ----------

Total Current Liabilities                                                            -            5,000
                                                                               -----------   ----------

CONTINGENCIES                                                                        -            -

STOCKHOLDERS' EQUITY

Common stock: $0.0005 par value, 50,000,000 shares
authorized; shares issued and outstanding were 2,743,500
shares and 285,500 shares at March 31, 2001 and 2000,
respectively                                                                        1,372           143
Capital in excess of par                                                          104,705        43,037
(Deficit) accumulated during the development stage                                (98,085)      (40,188)
                                                                               -----------   -----------
Total Stockholders' Equity                                                          7,992         2,992
                                                                               -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $    7,992    $    7,992
                                                                               ===========   ===========





                                                TRIPLE S PARTS, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)


                                                                                               From
                                                                                           Inception on
                                                                    For the               February 22, 1996
                                                                  Years Ended                  Through
                                                                    March 31,              March 31, 2001
                                                                2001        2000
                                                            ------------  ---------

OPERATING EXPENSES

     Professional Fees:
     Director                                                           -         -               30,000
     Website                                                            -         -                1,750
     Legal and accounting                                               -     5,000                5,321
     Consultants                                                        -         -               60,000
     General and administrative expenses                                -        44                1,014
                                                             ------------  ---------  -------------------

     Total operating expenses                                           -     5,044               98,085
                                                             ------------  ---------  -------------------

     (Loss) from Operations                                             -    (5,044)             (98,085)
                                                             ------------  ---------  -------------------

     NET (LOSS)                                              $          -  $ (5,044)  $          (98,085)
                                                             ============  =========  ===================

     BASIC (LOSS) PER SHARE                                  $          -  $  (0.00)  N/A
                                                             ============  =========  ===================


     Weighted average shares outstanding during the period      2,743,500   285,500   N/A
                                                             ============  =========  ===================



                                       TRIPLE S PARTS, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)


                                                                                    From
                                                                                Inception on
                                                       For the                February 22, 1996
                                                     Years Ended                   Through
                                                      March 31,                March 31, 2001
                                                         2001        2000
                                                    ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)                                           $          -  $(5,044)  $          (98,085)

Changes in operating asset and liability accounts:
Stock issued for services                                       -    5,000               94,397
                                                     ------------  --------  -------------------
Net Cash (Used) in Operating Activities                         -      (44)              (3,688)

CASH FLOWS FROM INVESTING ACTIVITIES                            -        -                    -
                                                     ------------  --------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Contribution of capital                                         -        -               11,680
Stockholder demand loan                                         -        -              171,678
Payment of stockholder loan                                     -        -             (171,678)
                                                     ------------  --------  -------------------
Net Cash Provided by Financing Activities                       -        -               11,680
                                                     ------------  --------  -------------------

NET INCREASE IN CASH                                            -      (44)               7,992

CASH AT BEGINNING OF PERIOD                                 7,992    8,036                    -
                                                     ------------  --------  -------------------

CASH AT END OF PERIOD                                $      7,992  $ 7,992   $            7,992
                                                     ============  ========  ===================


ITEM  2.  PLAN  OF  OPERATION

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

     Other than what has been disclosed herein and in the year end report for year 2000, filed on April 16, 2001, the Company is not aware of any immediate circumstances or trends which would have a negative impact upon future sales or earnings. There have been no material fluctuations in the standard seasonal variations of the Company business. The accompanying financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

The  Company

     The Company presently has office space at no cost to the Company at 1004 Depot Hill Rd., #1E, Broomfield, Colorado 80020. On July 10, 1999, we forward split our common stock eleven (11) shares for one (1) share. All disclosure herein accounts for this forward split unless indicated otherwise.

Business  of  Issuer

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

     On February 12, 2001, the Company submitted a Form 15c2-11 to the National Association of Securities Dealers ("NASD"), in order to become a trading entity on the Over The Counter Bulletin Board stock exchange ("OTCBB").

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

     On March 20, 2001, the Company received another set of comments from the NASD. The Company and AHT found the NASD's comments and requests so onerous that AHT decided to rescind the November 15, 2000 acquisition agreement.

     Consequently, the Company lost the opportunity to acquire AHT and is now re-assess its options in order to enable it to exist as a viable entity.

Capital  Resources  and  Liquidity

     During the quarter ended March 31, 2001, the Company did not issue any unregistered shares nor register any shares

Results  of  Operations

          The Company was not active for the period ending March 31, 2001, and there were no revenues nor expenditures.


                                  PART  II


ITEM  1.  LEGAL  PROCEEDINGS

     We are not aware of any material pending legal proceeding to which we are a party or of which any of our property is the subject. We are not aware of our Company's involvement in violations of Federal, State or local statutes or ordinances with environmental protection.

ITEM  2.  CHANGES  IN  SECURITIES

     During the quarter ended March 31, 2001, there were no changes in securities.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     During the quarter ended March 31, 2001, there were no defaults upon senior securities.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     During the quarter ended March 31, 2001, there were no matters submitted to a vote of the Company's shareholders.

ITEM  5.  OTHER

     None.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     During the quarter ended March 31, 2001, there were no reports on form 8-K.

                                   SIGNATURES

       Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized this 21st day of May, 2001.

                              TRIPLE S PARTS, INC.


                                /s/Thomas Pierson
                          By: Thomas Pierson, President