Form 10-Q
period 2001-06-30
TRIPLE S PARTS INC /NV/
filed 2001-08-20
CIK 1103153

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

[  ]  Transition report under Section 13 or 15(d) of the Securities Exchange Act of  1934 (No fee required) for the transition period from  _____________ to
     _______________.

Commission  file  number: 0-28913

                              TRIPLE S PARTS, INC.
                         -------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Nevada                                    88-0354194
-------------------------------                    --------------
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

                              Yes [X]         No[ ]

The number of shares outstanding of Registrant's common stock ($0.0005 par value) as of the quarter ended June 30, 2001, is 2,743,500.

                                TABLE OF CONTENTS

PART  I


                                                                          Page
                                                                          ----

ITEM  1.  FINANCIAL  STATEMENTS                                            3

ITEM  2.  PLAN  OF  OPERATION                                              8


                                     PART  II

ITEM  1.  LEGAL  PROCEEDINGS                                               9

ITEM  2.  CHANGES  IN  SECURITIES                                          9

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                               9

ITEM  4.  SUBMISSION  TO  A  VOTE  OF  SECURITY  HOLDERS                   9

ITEM  5.  OTHER                                                            9

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                            9

         SIGNATURES                                                       10

                                     PART I


ITEM  1.  FINANCIAL  STATEMENTS

Unless otherwise indicated, the term "Company" refers to Triple S Parts, Inc. and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2000. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2001. Accordingly, consolidated unaudited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended June 30, 2001, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-4 and are incorporated herein by this reference.



                                  TRIPLE S PARTS, INC.
                               (A Development Stage Company)
                                      BALANCE SHEET
                                      June 30, 2001
ASSETS
  Cash                                                                         $   7,992
                                                                                  --------

    TOTAL ASSETS                                                               $   7,992
                                                                                  ========
STOCKHOLDERS' EQUITY
  Common stock, $.0005 par value, 50,000,000
  shares authorized, 2,743,500 issued
  and outstanding                                                              $   1,372
 Paid in capital                                                                 104,705
 Deficit accumulated during the development stage                                (98,085)
                                                                                 --------
                      TOTAL STOCKHOLDERS' EQUITY                                   7,992
                                                                                 --------
                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $   7,992
                                                                                 ========





                                                 TRIPLE S PARTS, INC.
                                             (A Development Stage Company)
                                                STATEMENTS OF EXPENSES
                                         6 Months Ended June 30, 2001 and 2000
                                   and the period from February 22, 1996 (Inception)
                                                 Through June 30, 2001



                                                             2001      2001       2000      2000    Inception
                                                           3 Months  6 months   3 Months   6 Months  Through
                                                            Ended     Ended       Ended     Ended    June 30,
                                                           June 30    June 30    June 30   June 30     2001
                                                           --------   --------  ---------  --------  --------
EXPENSES
  Other administrative                                                                     $  5,044  $ 40,188
                                                                                           --------  --------
  Net (loss)                                                                               $(5,044)  $(40,188)
                                                                                           ========  ========

(Loss) per common share                                      N/A        N/A        N/A    $(.006)
  Weighted average
  shares outstanding                                       2,743,500  2,743,500   856,500  856,500






                                             TRIPLE S PARTS, INC.
                                         (A Development Stage Company)
                                           STATEMENTS OF CASH FLOWS
                                     6 Months Ended June 30, 2001 and 2000
                               and the period from February 22, 1996 (Inception)
                                             Through June 30, 2001


                                                                                             Inception
                                                                                              Through
                                                                           2001       2000      2001
                                                                         --------   --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                                                        $(5,044)  $(40,188)
  Adjustments to reconcile net income
   to net cash provided by
   operating activities
   Common stock issued for services                                                             31,500
   Changes in:
   Accounts payable                                                                   5,000      5,000
                                                                                    --------   --------
NET CASH USED BY
  OPERATING ACTIVITIES                                                                 ( 44)   ( 3,688)
                                                                                    --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Contribution to capital                                                                       11,680
  Advances by other shareholders                                                     139,840   139,840
                                                                                    --------   --------
  NET CASH PROVIDED BY
    FINANCING ACTIVITIES                                                             139,840    151,520
                                                                                    --------   --------
NET INCREASE (DECREASE) IN CASH                                                      139,796    147,832

CASH - Beginning of period                                                 $7,992      8,036
                                                                         --------   --------   --------
     - End of period                                                       $7,992  $ 147,832   $147,832
                                                                         ========   ========   ========




10


                              TRIPLE S PARTS, INC.
(A  Development  Stage  Company)
NOTES  TO  FINANCIAL  STATEMENTS


NOTE  1  -  BASIS  OF  PRESENTATION

The accompanying unaudited interim financial statements of Triple S Parts, Inc. have been prepared in accordance with generally accepted accounting principles and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2000, as reported in the 10-KSB, have been omitted.

ITEM  2.  PLAN  OF  OPERATION

     The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here.

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

The  Company
------------

     The Company presently has office space at no cost to the Company at 1004 Depot Hill Rd., #1E, Broomfield, Colorado 80020. On July 10, 1999, we forward split our common stock eleven (11) shares for one (1) share. All disclosure herein accounts for this forward split unless indicated otherwise.

Business  of  Issuer
--------------------

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

     On or about March 20, 2001, the parties agreed to rescind the November 15, 2000 acquisition agreement returning each to their status quo.

     The Company has been negotiating a stock exchange agreement merger with Charles Booth, Inc., a New York corporation that specializes in hair care products. Charles Booth, the individual, has a successful history of formulating and marketing hair care products throughout Europe. Nothing definitive has been signed as of the date of this filing but the parties are negotiating in earnest.

Capital  Resources  and  Liquidity
----------------------------------

     During the quarter ended June 30, 2001, the Company did not issue any unregistered shares not register shares of its common stock.

Results  of  Operations
-----------------------

     For the three month ended June 30, 2001, the Company sustained a loss of $0.00 and the loss per share was $0.00. For the comparable period of 2000, the Company sustained a loss of $0.00 and the loss per share was $0.00.


                                      PART  II

ITEM  1.  LEGAL  PROCEEDINGS

     We are not aware of any material pending legal proceeding to which we are a party or of which any of our property is the subject. We are not aware of our Company's involvement in violations of Federal, State or local statutes or ordinances with environmental protection.

ITEM  2.  CHANGES  IN  SECURITIES

     During the quarter ended June 30, 2001, there were no changes in securities.

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     During the quarter ended June 30, 2001, there were no defaults upon senior securities.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     During the quarter ended June 30, 2001, there were no matters submitted to a vote of the Company's shareholders.

ITEM  5.  OTHER

Change  in  Registrant's  Certifying  Accountant.
------------------------------------------------

     The Registrant has changed its certifying accountant from Van Buren & Hauke, LLC, CPA's to Malone & Bailey, PLLC, 5444 Westheimer Rd., #2080, Houston, Texas 77056 on August 13, 2001. The report of Van Buren & Hauke, LLC, CPA's for the past two years has not contained an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The accounting firm of Van Buren and Hauke, LLC, CPA's was terminated but there have been no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     Malone & Bailey, PLLC was not consulted on accounting policies or on any accounting transaction prior to their engagement. The change of auditors was approved by the Board of Directors. The Company has not received a Letter of Consent from the old auditor, Van Buren & Hauke, LLC, CPA's and will file an 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 upon, and if, receipt thereof.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     During  the quarter ended June 30, 2001, there were no reports on form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized this 20th day of August, 2001.

                              TRIPLE S PARTS, INC.


                                /s/Thomas Pierson
                                -----------------
                          By: Thomas Pierson, President