Form 10QSB
period 2001-09-30
TRIPLE S PARTS INC /NV/
filed 2001-11-19
CIK 1103153

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

[  ]  Transition report under Section 13 or 15(d) of the Securities Exchange Act of  1934 (No fee required) for the transition period from  _____________ to
     _______________.



                              TRIPLE S PARTS, INC.
                               -------------------
                 (Name of Small Business Issuer in Its Charter)


                           Primary  Standard  Industrial
          Nevada           Classification Code Number            88 0354194
       ------------        --------------------------        -----------------
        (State  of                   3751                     I.R.S. Employer
      Incorporation)                                        Identification No.)


                          1004 Depot Hill Rd., Ste. 1E,
                           Broomfield, Colorado 80020
                                  303-404-9904
                         -------------------------------
             (Address and telephone Number of Small Business Issuer)


Check whether the issuer: (1)filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]         No[ ]

The number of shares outstanding of Registrant's common stock ($0.0005 par value) as of the quarter ended September 30, 2001, is 2,743,500 with 141 shareholders of record.

                                TABLE OF CONTENTS

                                    PART  I


                                                                          Page
                                                                          ----

ITEM  1.  FINANCIAL  STATEMENTS                                            3

ITEM  2.  PLAN  OF  OPERATION                                              8


                                     PART  II

ITEM  1.  LEGAL  PROCEEDINGS                                               8

ITEM  2.  CHANGES  IN  SECURITIES                                          9

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES                               9

ITEM  4.  SUBMISSION  TO  A  VOTE  OF  SECURITY  HOLDERS                   9

ITEM  5.  OTHER                                                            9

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K                           11

         SIGNATURES                                                       12

PART  I

ITEM  1.  FINANCIAL  STATEMENTS

Unless otherwise indicated, the term "Company" refers to Triple S Parts, Inc. and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2000. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2001. Accordingly, consolidated unaudited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended September 30, 2001, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-4 and are incorporated herein by this reference.



                                                  TRIPLE S PARTS, INC.
                                              (A Development Stage Company)
                                                      BALANCE SHEET
                                                   September 30, 2001



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
                                                                                             ========





                                   TRIPLE S PARTS, INC.
                               (A Development Stage Company)
                                  STATEMENTS OF EXPENSES
          For the Three Months and Nine Months Ended September 30, 2001 and 2000
                     and the period from February 22, 1996 (Inception)
                                Through September 30, 2001



                                              3 Months   9 months   3 Months   9 Months   Inception
                                                Ended     Ended       Ended       Ended     Through
                                              Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,   Sept. 30,
                                                2001       2001      2000        2000       2001
                                              --------   --------   ---------   --------   --------
EXPENSES
  Other administrative                                                          $  5,044   $ 40,188
                                                                                 -------   --------
  Net loss                                                                      $(5,044)   $(40,188)
                                                                                 =======   ========

Loss per common share                            N/A        N/A        N/A      $( .006)
Weighted average
  shares outstanding                          2,743,500  2,743,500   856,500     856,500







                              TRIPLE S PARTS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
              For the Nine Months Ended September 30, 2001 and 2000
                and the period from February 22, 1996 (Inception)
                           Through September 30, 2001


                                                                                    Inception
                                                                                     Through
                                                              2001       2000          2001
                                                            --------   --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                             $(5,044)      $(40,188)
Adjustments to reconcile net income
to net cash provided by
operating activities
Common stock issued for services                                                       31,500
Changes in:
Accounts payable                                                         5,000          5,000
                                                                       --------       --------
NET CASH USED BY
OPERATING ACTIVITIES                                                   (   44 )       ( 3,688)
                                                                       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
Contribution to capital                                                                11,680
Advances by other shareholders                                         139,840        139,840
                                                                       --------       --------
NET CASH PROVIDED BY
FINANCING ACTIVITIES                                                   139,840        151,520
                                                                       --------       --------
NET INCREASE (DECREASE) IN CASH                                        139,796        147,832

CASH - Beginning of period                                              $7,992          8,036
                                                           --------   --------         --------
     - End of period                                       $7,992     $147,832      $ 147,832
                                                           ========   ========         ========





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

ITEM  2.  MANAGEMENTS'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

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

Business  of  Issuer
--------------------

We were incorporated as Triple S Parts, Inc. in the State of Nevada on February 22, 1996, to market and sell rare motorcycle parts directly to the public over the Internet. Finding the opportunity to be unattainable, we allowed our web site to lapse and discontinued business operations. We eventually became inactive and lacked the funds to maintain any operations. We currently have little revenues and own very limited assets. We have no viable operations. We will continue to seek a sale or business combination transaction. Because we have limited revenues we may be unable to satisfy any liabilities incurred prior to the combination with a privately held company. If negotiations and transactions fail prior to a successful consummation, we may not be able to continue to pursue new business opportunities with other privately held companies. If this occurs, it is foreseeable that our Company's common stock may become worthless and our stockholders may receive, if any, a nominal distribution, upon our Company's liquidation and dissolution.

We can not predict the resulting value of the merger or business transaction for the owners of the privately held company selected for a business combination. The privately held company selected for the business combination may incur significant expenses and costs associated with the business combination including legal, accounting and administrative fees and expenses. (See "Item 5. Other")

Capital  Resources  and  Liquidity
----------------------------------

During the quarter ended September 30, 2001, Triple S Parts, Inc. did not issue any unregistered shares not register shares of its common stock.

Results  of  Operations
-----------------------

For the three month ended September 30, 2001, Triple S Parts, Inc. sustained a loss of $0.00 and the loss per share was $0.00. For the comparable period of 2000, the Company sustained a loss of $0.00 and the loss per share was $0.00.

                                     PART II
ITEM  1.  LEGAL  PROCEEDINGS

We are not aware of any material pending legal proceeding to which we are a party or of which any of our property is the subject. We are not aware of our Company's involvement in violations of Federal, State or local statutes or ordinances with environmental protection.

ITEM  2.  CHANGES  IN  SECURITIES

During the quarter ended September 30, 2001, there were no changes in securities.
ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

During the quarter ended September 30, 2001, there were no defaults upon senior securities.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

During the quarter ended September 30, 2001, there were no matters submitted to a vote of the Company's shareholders.

ITEM  5.  OTHER

Subsequent  Events
------------------

On September 7, 2001, a Form 8-K was filed that referenced a conditional Agreement of Stock Exchange ("Agreement") entered into on August 24, 2001, by and between Triple S Parts, Inc. and Charles Booth, Inc.,a New York corporation, d/b/a Charles Booth Professional Hair Care Products, Inc., ("CBI") and, and CBI's majority shareholders: Charles Booth, individually, David Kohn and Ted Kramer, Esq., (collectively the "Sellers").

As set forth in the Agreement, which is attached hereto as Exhibit "10.1", the Company is to receive subscriptions to purchase a total of 500,000 additional
Company Shares (the "Subscriptions") from the Sellers and/or their assigns or nominees. Further, the Company shall issue the number of Company Shares as hereinafter determined in return for all the issued and outstanding shares of common stock of CBI ("Company Shares") presently owned by the Sellers. This share exchange shall be referred to herein as the "Stock Exchange", which shall result in that: (a) Sellers will own 6,289,000 Company Shares, or 66% of the outstanding Company Shares (after giving effect to the sale of Company Shares pursuant to the Subscriptions), with the remaining 34% of the Company Shares (3,306,500) being owned by the present shareholders of Company and potential purchasers in the Subscriptions. All Company Shares, when issued, shall be fully-paid and non-assessable, and no preemptive rights of stockholders shall exist with respect to such shares or the issue or sale thereof.

This stock exchange shall be effected as a tax-free exchange pursuant to Section 351 and/or Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended (the "Code").

The Company Shares being acquired by the Sellers would be acquired for investment only and not with a view to the further sale or distribution thereof. Such Company Shares issued hereunder constitute "restricted securities" as that term is defined under Rule 144 of the Rules and Regulations promulgated under the Securities Act of 1933 (the "Securities Act"). The Company Shares may not be sold, assigned or otherwise disposed of unless registered or otherwise exempt from registration under the Securities Act and such other state securities laws as may be applicable. The certificates representing such shares shall contain an appropriate investment legend. That being said, is important to note that the Sellers intend to eventually register their shares under an applicable registration filing; However, any such registered shares shall be subject to a leak out agreement over 2 years from the date of issuance a copy of which has yet to have been memorialized.

On October 16, 2001, after a scheduled shareholders' meeting, a 14(c) Definitive Information Statement was filed with the Securities and Exchange Commission whereby the shareholders of Triple S Parts, Inc. approved the following proposed resolutions:

     - restating and amending Triple S Parts, Inc.'s Articles of Incorporation in order to change its name from TRIPLE S. PARTS, INC., to "CHARLES BOOTH, INC.", and
     -  approval  of  the  aforementioned  transaction  with Charles Booth, Inc.

Though the Company anticipates the transaction between the Company and Charles Booth, Inc. to be consummated in the very near future, a formal "Closing" has yet to occur and as of the date of this filing, no date has been formally set by the parties.

DESCRIPTION  OF  CHARLES  BOOTH,  INC.

Charles Booth, Inc., a New York corporation, d/b/a Charles Booth Professional Hair Care Products, Inc., ("CBI") presently has office space at no cost to the Company at 27 E 65th, 17B, New York, NY 10021. Charles Booth Professional Hair Care Products, Inc. was formed in December 1997. CBI is engaged primarily in the business of developing, manufacturing, marketing and distributing hair care and related products targeted for use and resale by professional salons. The company owns it's own bottle molds, exclusive IFF fragrances and formulations. Wherever possible, the company uses natural environmentally friendly ingredients, and espouses a cruelty-free policy in its formulations. CBI was established to develop and market the Charles Booth brand of pure and natural professional hair care products (the "Charles Booth Brand"). The Charles Booth Brand was developed during the last eight years by Charles Booth, to include cruelty free, environmentally friendly products, intended exclusively for the professional or salon-spa market, both for use by salons and for further resale to the clients of the salons.

Charles Booth, who shall be CBI's President, CEO and a director, has over 35 years experience in the hair care industry. He is the founder and still a minority interest holder of "La Coupe Salons" and the La Coupe product line and the Charles Booth product line. Mr. Booth comes from a family well known in the British hair care industry. He apprenticed in England with Vidal Sassoon and in the United States served as the artistic director and manager of the flagship Vidal Sassoon Madison Avenue Salon. While still in his early twenties, Mr.
Booth established "La Coupe of Montreal" and subsequently, a Madison Avenue salon bearing the name "La Coupe", which, in 1994, was named one of the top ten salons in the United States by the "New York Times." One of Charles Booth's industry acknowledged landmark achievements was introducing hair mousse to North America in 1983. He also is credited with introducing the concept of "cruelty free" products to the USA and Canada. Mr. Booth nurtured the La Coupe Hair Care product line into a multimillion-dollar business. Charles Booth has appeared on numerous television shows including CNN, CBS News, NBC News, ABC, Geraldo, Sally Jesse Raphael, Fox Broadcast Show, among others. Mr. Booth has also appeared extensively on Canadian television and is a regular guest on Citiline TV, which is broadcast nationally out of Toronto. In the early 80's, Booth correctly predicted the coming boom in the hair-coloring category. Much of this was illustrated in his book How To Cut Curl and Care For your Hair, which was published in 1982 by Macmillan press. His work and his products have been featured in Vogue, Bazaar, Elle, W, Cosmopolitan, Glamour, Seventeen, Marie
Claire,  New  York  Magazine,  and  The  New  York  Times.

Mr. Booth's business strategy developed the La Coupe hair care product brand, which was originally marketed to salons and hair care professionals, and represents the business model for development of the Charles Booth Brand (the "Brand"). In producing and growing the Brand, Mr. Booth has worked and continues to work closely with the IFF Corporation, the recognized industry leader, to develop signature fragrances and formulas for both the La Coupe and Charles Booth brands. The La Coupe brand, based on the same model, was licensed to Playtex Jhirmack in 1989 for license fees of $7,000,000.

The Charles Booth Brand already has a substantial following and recognition value throughout the United States and Canada.

David S. Kohn, the acting CFO, is the majority shareholder of Charles Booth Professional Hair Care Products, Inc. Mr. Kohn has a background in corporate and real estate financing, acquisitions and workouts. He is included in Marquis' "Who's Who in America", 55th ed., 2001. He presently is Chairman and CEO of CPA Internetwork Ltd., a distance learning and financial services company for CPA's over the internet and through video conferencing. Mr. Kohn educational background is as follows:

1995     Ph.D.,  New  York  University,  Accounting/Education
1972     Pace  University,  C.P.A.  Accounting/Taxation
1969     Long  Island  University,  M.B.A.,  Finance
1967     C.W.  Post  College,  B.A.,  Finance

Mr. Kohn also is currently Adjunct Professor in Finance at Yeshiva University in New York City.

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

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

On September 7, 2001, the Company filed a Form 8-K regarding its conditional Stock Exchange Agreement with Charles Booth, Inc., a copy of which is attached hereto as Exhibit "10.1".

On September 19, 2001, the Company filed a Form 8-K/A regarding the Company's change in certifying accountant.

     Exhibits:
     ---------

     Exhibit  No.          Description  of  Exhibit
     ------------          ------------------------

        10.1 Stock Exchange Agreement between the Company and Charles Booth, Inc. dated August 7, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of November, 2001.

TRIPLE  S  PARTS,  INC.


/s/Thomas  Pierson
------------------
By:  Thomas  Pierson,  President