Form 10KSB
period 2001-12-31
BOOTH CHARLES INC
filed 2002-04-16
CIK 1103153

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                       Commission file number: 000-28913

                              CHARLES BOOTH, INC.
                        -------------------------------
                 (Name of Small Business Issuer in Its Charter)

                  Nevada                                   88-0354194
     ----------------------------------                  --------------
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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE SECURITIES EXCHANGE ACT OF 1934:

                                             Name of Each Stock Exchange
          Title of Each Class                    on Which Registered
          -------------------                ---------------------------
Common Stock, Par Value $0.0005 Per Share          Not Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares of Registrant's Common Stock outstanding on December 31, 2001 was 2,806,500.

The Registrant's total revenues for the year ended December 31, 2001, were $0.00.

This Report on Form 10-KSB and the other periodic reports of Charles Booth, Inc. (the "Company" or "Corporation") and other documents incorporated by reference or incorporated herein as exhibits, may contain forward-looking statements that involve risks and uncertainties. Our Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, our Company's ability to locate an acquisition candidate or another entity which may combine its operations with it, our Company's ability and those of management to manage growth, if any, the substantial dilution that could be experienced by existing shareholders of our Company with a potential acquisition with another entity in view of the fact that our Company's current operations have essentially ceased.

                              TABLE OF CONTENTS

PART I
                                                                         PAGE
                                                                         ----

ITEM 1.   DESCRIPTION OF BUSINESS                                        4

ITEM 2.   DESCRIPTION OF PROPERTY                                        4

ITEM 3.   LEGAL PROCEEDINGS                                              4

ITEM 4.   SUBMISSION OF MATTERS
          TO A VOTE OF SECURITY HOLDERS                                  5

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS                                            5

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS                           5

ITEM 7.   FINANCIAL STATEMENTS                                           7

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS                                                    7

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS                                            8

ITEM 10.  EXECUTIVE COMPENSATION                                         8

ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS                        8

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 8

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                               8

INDEX TO EXHIBITS                                                        8

SIGNATURES                                                               9

PART I

Item 1.  Description of Business.

We were incorporated as Triple S Parts, Inc. in the State of Nevada on February 22, 1996, to market and sell rare motorcycle parts. On October 8, 2001, we changed our name to Charles Booth, Inc. (hereinafter referred to as the "Company") in anticipation of merging with Charles Booth, Inc. a private professional hair care products company. As of the date of this filing, we have not consummated this transaction.

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

Charles Booth, Inc. d/b/a Charles Booth Professional Hair Care Products, Inc., was established to develop and market the Charles Booth brand of pure and natural professional hair care products (the "Charles Booth Brand"). The Charles Booth Brand was developed during the last eight years by Charles Booth, to include cruelty free, environmentally friendly products, intended exclusively for the professional or salon/spa market, both for use by salons and for further resale to the clients of the salons. This market differs greatly from the typical drugstore, supermarket, mass retailer, method of selling hair care products to the public. Generally, salons do not carry the mass marketed hair care product lines.

The trade name and trademark "Charles Booth," which has received United States copyright protection, is licensed to the Company by Follicle Associates, a partnership, for hair care products. The term of the license extends to December 31, 2001. We had hoped to offer products manufactured by third parties through our website. Distribution of many of our products, once
ordered, would have been done through third party distributors.   For products
in our inventory, we would make the appropriate shipping arrangements. We have no contracts or arrangements with courier services, and there can be no assurance that we will ever develop or secure such relationship in order to effectively ship products which may be maintained in our inventory.

We are presently not operational.

Item 2. Description of Property.

We presently occupy space, free of charge, at the offices of its executive officer at 1004 Depot Hill Rd., Ste. 1E, Broomfield, Colorado 80020. The Company does not own any property.

Item 3. Legal Proceedings.

The Company was not involved in any legal proceedings in year 2001. However, in December 2000, the Company was threatened with litigation by Brenda Lee Hamilton, an attorney in Boca Raton, Florida, who originally filed the Company's Form 10-SB. Ms. Hamilton alleged that she was not apprized that the Company was in merger talks with Advanced Hyperbaric Technologies, Inc., a private New Jersey company, in August 2000 when she agreed to sell her shares back to the Company, and therefore alleged that she was induced into selling her shares without the benefit of full disclosure. Ms. Hamilton and the Company amicably reconciled their differences in January 2001.

Item 4. Submission of Matters to a Vote of Security Holders.

Pursuant to the provisions of the Nevada Business Corporation Act, on September 7, 2001, the Secretary of SSS mailed a Preliminary 14(c) Information Statement to each of the SSS shareholders providing notice that a Special Meeting of the stockholders of SSS would be held at 1004 Depot Hill Rd. Suite 1E, Broomfield, Colorado 80020 on September 30, 2001.

The purpose of the meeting was to consider, discuss, vote and act upon the following:

In the Preliminary Information Statement, the Board of Directors of SSS unanimously approved, and recommended for stockholder approval, that pursuant to the terms and conditions of a conditional Reorganization Agreement entered into between SSS and Charles Booth, Inc. on August 8, 2001, the restatement and amendment of the Company's Articles of Incorporation as follows:

o restating and amending TRIPLE S PARTS, INC. 's Articles of Incorporation in order to change its name from TRIPLE S PARTS, INC. to "CHARLES BOOTH, INC.", and

o approval of the merger transaction in which CBI shareholders will receive six million, two hundred eighty nine thousand (6,289,000) shares of SSS. Shareholders who represent approximately 60% of share ownership in the Company appeared at the September 30, 2001 Special Meeting. On October 16, 2001, the Company filed a Definitive 14(c) Information Statement with the Securities sand Exchange Commission, in which, each of the resolutions presented at the September 30, 2001 and set forth in the Preliminary 14(c) Information Statement filed on September 7, 2001, were approved.

PART II

Item 5.  Market For Common Equity and Related Stockholder's Matters.

The Company does not trade on any stock exchange. The Company has 146 shareholders of record as of December 31, 2001. The Company has never declared or paid any dividends, and although there are no restrictions limiting its ability to do so, it is unlikely to pay any dividends in the foreseeable future.

Forward Split:

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

Not being able to obtain the appropriate funding to implement our business plan, we began seeking alternate opportunities. On April 19, 2000, the Company entered into a conditional merger agreement with Telnet World Communications, Inc. ("Telnet"), a Utah corporation that was trading on the Over the Counter Bulletin Board stock exchange ("OTCBB"). The terms of that agreement were that Telnet was to acquire from the Company's shareholders, all of the issued and outstanding shares of Common stock in exchange for newly issued restricted shares totaling Three Hundred Thirty Five Thousand Shares (335,000), together with the payment of $150,000.00. By virtue of the transaction, Telnet would acquire the Company as a going concern, including all of the properties and assets, tangible and intangible, wherever situated, including, without limiting the generality of the foregoing, its business as a going concern, its goodwill, and the corporate name (subject to changes referred to or permitted herein or occurring in the ordinary course of business prior to the time of closing provided herein).

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

Consequently, the Company has lost this viable opportunity to acquire AHT and must now re-assess its options if it wishes to continue to exist as a viable entity. The agreement was never consummated and the parties were returned to their status quo.

On August 8, 2001 Triple S Parts, Inc. ("SSS" or, the "Company") and Charles Booth Professional Hair Care Products, Inc., a New York corporation ("CBI"), and certain stockholders of CBI representing at approximately 99% of the outstanding of the common stock, par value $0.001 per share (the "Common Stock"), entered into a conditional Reorganization Agreement (the "Agreement).
 At the closing of the transactions contemplated by the Agreement, the current stockholders of SSS would own less than 35% of the outstanding shares of Common Stock of SSS and SSS would own 100% of the Company CBI and the existing business of CBI. CBI formulates and supplies of hair care products to the upscale beauty industry including certain proprietary products.

The August 8, 2001 Reorganization Agreement between the parties was conditional and predicated upon the Chief Financial Officer and majority shareholder of CBI providing funding for the surviving entity. To date, no funding has been forthcoming and the transaction between the parties has not been formally consummated. Management of SSS and CBI agreed that should CBI have not provided adequate funding in which to enable the plan of Reorganization to be effectuated by February 28, 2002, at SSS's option, the agreement between SSS and CBI may be terminated or extended indefinitely. On April 6, 2002, management of SSS has agreed to extend their agreement with CBI until May 6, 2002.

Results of Operations

The Company's "Total Liabilities and Stockholder's Equity" for year ending 2001 was $0.00, as set forth on Page F-2 of the attached Financials. The "Statement of Operations", set forth on Page F-3 of the attached Financial Statements, shows a net loss of $(8,492) in the year ending 2001 as compared to a Net Loss of $(62,941) for the year ending 2000; The basic net (loss) per common share was $(.00) for the year ended 2001 compared to $(.04) for year ending 2000.

Capital Resources and Liquidity

At December 31, 2001 we had a working capital deficit of $(0) and a stockholders' deficit of $0 and loss for the year ended December 31, 2001 of $8,942, arising primarily from expenses incurred to meet our reporting
requirements.   We are dependent upon our ability to raise capital and the commitment of several stockholders to fund expenses of operations. There can be no assurance that we will be successful in raising additional capital in the future, or that stockholders will continue to lend funds to the Company. During the year ended 2001, the Company issued 63,000 shares for consulting purposes values at approximately $0.01 per share.

Item 7.  Financial Statements.

The Financial Statements of the Company for the year ended December 31, 2001, together with Independent Auditor's Report thereon, are contained in on pages F-1 through F-6 attached and are incorporated herein by this reference.

Item 8.  Changes in and Disagreements with Accountants.

There are no changes or disagreements with our accountants who are Malone & Bailey, PLLC, 5444 Westheimer Rd., #2080, Houston, TX 92236.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons.

Thomas F. Pierson, age 54, President, Secretary, Treasurer & Director, 1004 Depot Hill Road, Suite 1-E, Broomfield, Colorado 80020. From 1973-1975, employed at Lincoln Thrift Association (and Subsidiaries) a Multi-faceted financial organization. Responsibilities included the chartering of a Colorado Industrial Bank, the acquisition of a commercial bank, organization of two industrial loan companies in Honolulu, Hawaii, supervision of a ten million dollar leasing portfolio, organization and supervision of a collection agency in Arizona, and development of lending programs in Colorado, Arizona, Hawaii and New Mexico. From 1976-1978, Tom worked at Jagger Leasing a Commercial Equipment Leasing Company. The leasing company developed financing programs for vendors of commercial equipment. Volume of business in 1978 totaled approximately two million dollars. The company was sold at the end of 1978. In 1978, Tom was a Teacher Instructor of Law, Money and Banking and Finance at the National College of Business. In 1979, Tom was a partner in conjunction with two Colorado Industrial Banks. These banks had total assets of over seven
million dollars.   From 1979-present, Tom has practiced law as a sole
proprietorship, Thomas F. Pierson, P.C., specializing in corporate and real estate law. Education - University of Northern Arizona, Flagstaff, Arizona Bachelor of Science Degree (Finance), Honors, Beta Gamma Sigma, Outstanding Senior in the School of Finance; University of Denver, Denver Colorado, College of Law Juris Doctor Degree. Admitted to practice in Arizona and Colorado in 1973.

Item 10.  Executive Compensation.

The Company has paid no compensation to any officer or director, past or present, for services rendered to the Company.

Item 11.  Security  Ownership of Beneficial Owners.

The following table sets forth information as of December 31, 2001, regarding the ownership of the Company's common stock by each shareholder known to the Company to be the beneficial owner of more than five percent of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

             Title of Name & Address of      Amount & Nature        Percent
Class             Beneficial Owner            of Ownership        of Class (1)
-----        --------------------------      ---------------      ------------

Common    Thomas Pierson, President & Director      0                   0
               1004 Depot Hill Rd., Ste.
                 Broomfield, CO 80020

(1) Out of 2,806,500 shares of Common Stock issued and outstanding as of December 31, 2001.

Item 13.  Exhibit and Reports on Form 8-K

     a) INDEX TO EXHIBITS

     10.2 Agreement of Stock Exchange dated August 8, 2001, by and between Charles Booth, Inc., Charles Booth, Stockholders and Triple S Parts


     b) REPORTS OF FORM 8-K

     On March 14, 2001, Registrant filed a Current Report on Form 8-K regarding its August 2000 rescinded transaction with Tel-Net World Communications..

     On September 7, 2001, Registrant filed a Current Report of Form 8-K regarding a Stock Exchange Agreement between Triple S Parts, Inc. and Charles Booth, Inc. Amended Reports specifically regarding this transaction and relating to the Form 8-K filed on September 7, 2001, were filed on September 19, 2001 and October 1, 2001.

                                SIGNATURES

       Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of April, 2002.

                            CHARLES BOOTH, INC.


                   /s/________________________________
                   By: Thomas Pierson, President & Director

                        INDEPENDENT AUDITORS REPORT


To the Board of Directors and Stockholders
   Charles Booth, Inc.
   formerly Triple S Parts, Inc.)
   A Development Stage Company)
   Broomfield, Colorado

We have audited the accompanying balance sheet of Charles Booth, Inc. (A Development Stage Company), as of December 31, 2001, and the related statements of income, stockholders' equity, and cash flows for each of the two years ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charles Booth, Inc. as of December 31, 2001, and the results of its operations and its cash flows for each of the two years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.



MALONE & BAILEY, PLLC
Houston, Texas
www.malone-bailey.com

April 8, 2002

                              CHARLES BOOTH, INC.
                       (formerly Triple S Parts, Inc.)
                        (A Development Stage Company)
                                BALANCE SHEET
                              December 31, 2001





ASSETS                                                        $       0
                                                              =========


LIABILITIES                                                   $       0


STOCKHOLDERS' EQUITY
  Common stock, $.0005 par value, 50,000,000 shares
    authorized, 2,806,500 issued and outstanding              $   1,403
  Paid in capital                                               105,174
  Deficit accumulated during the development stage             (106,577)
                                                              ---------
     TOTAL STOCKHOLDERS' EQUITY                                       0
                                                              ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $       0
                                                              =========





     See summary of accounting policies and notes to financial statements.

                              CHARLES BOOTH, INC.
                         (formerly Triple S Parts, Inc.)
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
              For the Two Years Ended December 31, 2001 and 2000
               and the period from February 22, 1996 (Inception)
                            Through December 31, 2001





                                                                    Inception
                                                                     Through
                                                                     Dec. 31,
                                        2001           2000            2001
                                      --------       --------       ---------

General and administrative            $  8,492       $ 62,941       $ 106,577
                                      --------       --------       ---------
          Net loss                    $ (8,492)      $(62,941)      $(106,577)
                                      ========       ========       =========

Loss per common share                    $(.00)         $(.04)

Weighted average
  shares outstanding                 2,759,250      1,485,500





     See summary of accounting policies and notes to financial statements.

                               CHARLES BOOTH, INC.
                         (formerly Triple S Parts, Inc.)
                          (A Development Stage Company)
                        STATEMENTS OF STOCKHOLDERS' EQUITY
                  For period from February 22, 1996 (Inception)
                           Through December 31, 2001



                                                                   Deficit
                                                                   Accumulated
                                                                   During the
                                   Common Stock        Paid in     Development
                                  Shares        $      Capital       Stage        Total
                                ---------    ------    --------    ---------    --------

Founders shares                   825,000    $  412    $    (57)                $    355
Shares issued for
  services                         31,500        16      31,484                   31,500
Contribution to capital                                  11,325                   11,325
Accumulated deficit                                                $( 35,144)    (35,144)
                                ---------    ------    --------    ---------    --------
Balances,
  December 31, 1999               856,500       428      42,752     ( 35,144)      8,036

Shares issued for
  services                      1,887,000       944      61,953                   62,897
Net loss                                                            ( 62,941)    (62,941)
                                ---------    ------    --------    ---------    --------
Balances,
  December 31, 2000             2,743,500     1,372     104,705     ( 98,085)      7,992

Shares issued for
  services                         63,000        31         469                      500
Net loss                                                            (  8,492)    ( 8,492)
                                ---------    ------    --------    ---------    --------
Balances,
  December 31, 2001             2,806,500    $1,403    $105,174    $(106,577)   $      0
                                =========    ======    ========    =========    ========



     See summary of accounting policies and notes to financial statements.

                               CHARLES BOOTH, INC.
                         (formerly Triple S Parts, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
              For the Two Years Ended December 31, 2001 and 2000
               and the period from February 22, 1996 (Inception)
                            Through December 31, 2001


                                                                             Inception
                                                                             Through
                                                    2001          2000          2001
                                                 ---------     ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                       $  (8,492)    $( 62,941)    $(106,577)
  Adjustments to reconcile net income to net
    cash provided by operating activities
    Common stock issued for services                   500        62,897        94,897
                                                 ---------     ---------     ---------
     NET CASH USED BY OPERATING ACTIVITIES          (7,992)     (     44)     ( 11,680)
                                                 ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Contribution to capital                                                    11,680
                                                               ---------     ---------
NET INCREASE (DECREASE) IN CASH                     (7,992)     (     44)            0

CASH - Beginning of period                           7,992         8,036
                                                 ---------     ---------     ---------
     - End of period                             $       0     $   7,992     $       0
                                                 =========     =========     =========



     See summary of accounting policies and notes to financial statements.

                               CHARLES BOOTH, INC.
                         (formerly Triple S Parts, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Triple S Parts, Inc. ("Triple S") was incorporated in Nevada on February 22, 1996. Effective October 8, 2001, Triple S changed its name to Charles Booth, Inc. ("Charles Booth"). Charles Booth has had minimal operations to date; previous plans were unsuccessful. Charles Booth is presently seeking a merger partner.

Cash and Cash Equivalents. For purposes of the statements of cash flows, Charles Booth considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

Revenue recognition.  Charles Booth has no policy because it has no revenues.

Income taxes. Charles Booth recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Charles Booth provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Loss per share is reported under Statement No. 128 of the Financial Accounting Standards Board ("FAS 128"), which requires the calculation of basic and diluted earnings per share. There were no common stock equivalents to calculate diluted earnings per share. Loss per share is not applicable for 2001 due to the fact their was no activity.


NOTE 2 - COMMON STOCK

For the year ended December 31, 2000, Charles Booth issued 1,887,000 shares of common stock for services valued at approximately $.03 per share for total value of $62,897. In October 2001, Charles Booth issued 63,000 shares for consulting services valued at approximately $.01 per share for total value of $500.


NOTE 3 - INCOME TAXES

Deferred tax assets                              $ 1,699
Less: valuation allowance                         (1,699
                                                 -------
Net deferred taxes                               $     0
                                                 =======

Charles Booth has net operating loss carryforwards of $11,325 and $3,333 as of December 31, 2001 and 2000 respectively, which will expire in the years 2011 through 2021.