Form 10QSB
period 2002-03-31
CHARLES BOOTH INC
filed 2002-05-15
CIK 1103153

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____________ to _____________.



                              CHARLES BOOTH, INC.
                              -------------------
               (Name of Small Business Issuer in Its Charter)


                          Primary Standard Industrial
          Nevada          Classification Code Number           88-0354194
       ------------       ---------------------------       -----------------
        (State of                    5122                    I.R.S. Employer
      Incorporation)                                       Identification No.)


                          1004 Depot Hill Rd., #1E
                          Broomfield, Colorado 80020
                          --------------------------
            (Address of Principal Executive Offices) (Zip Code)

                                303-404-9904
                               --------------
              (Issuer's Telephone Number, Including Area Code)

  --------------------------------------------------------------------------

Check whether the issuer: (1)filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes [X]         No [ ]

The number of shares outstanding of Registrant's common stock ($0.0005 par value) as of the quarter ended March 31, 2002, is 2,806,500 with 141 shareholders of record.

                               TABLE OF CONTENTS



                                     PART I
                                                                          Page

ITEM 1.  FINANCIAL STATEMENTS.............................................  3

ITEM 2.  MANAGEMENTS'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......  8


                                     PART II


ITEM 1.  LEGAL PROCEEDINGS................................................  9

ITEM 2.  CHANGES IN SECURITIES............................................  9

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................  9

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  9

ITEM 5.  OTHER INFORMATION................................................  9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................  9

         SIGNATURES....................................................... 10

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS

Unless otherwise indicated, the term "Company" refers to Charles Booth, Inc. and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2001. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2002. Accordingly, consolidated unaudited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended March 31, 2002, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-4 and are incorporated herein by this reference.

                              CHARLES BOOTH, INC.
                        (formerly Triple S Parts, Inc.)
                         (A Development Stage Company)
                                BALANCE SHEET
                                March 31, 2002





     ASSETS                                                   $       0
                                                              =========


     LIABILITIES                                              $       0


STOCKHOLDERS' EQUITY
  Common stock, $.0005 par value, 50,000,000 shares
    authorized, 2,806,500 issued and outstanding                  1,403
  Paid in capital                                               105,174
  Deficit accumulated during the development stage             (106,577)
                                                              ---------
     TOTAL STOCKHOLDERS' EQUITY                                       0
                                                              ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $       0
                                                              =========

                              CHARLES BOOTH, INC.
                        (formerly Triple S Parts, Inc.)
                         (A Development Stage Company)
                            STATEMENTS OF EXPENSES
              For the Three Months Ended March 31, 2002 and 2001
               and the period from February 22, 1996 (Inception)
                            Through March 31, 2002





                                                                 Inception
                                                                  Through
                                                                 March 31,
                                           2002        2001        2002
                                         --------    --------    ---------
General and administrative                                       $ 106,577
                                                                 ---------
          Net loss                                               $(106,577)
                                                                 =========

Loss per common share                         N/A         N/A

Weighted average
  shares outstanding                    2,806,500   2,743,500



                                CHARLES BOOTH, INC.
                          (formerly Triple S Parts, Inc.)
                           (A Development Stage Company)
                             STATEMENTS OF CASH FLOWS
                For the Three Months Ended March 31, 2002 and 2001
                and the period from February 22, 1996 (Inception)
                              Through March 31, 2002



                                                                        Inception
                                                                         Through
                                                                        March 31,
                                                   2002        2001       2002
                                                 --------    --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                              $(106,577)
  Adjustments to reconcile net income to net
    cash provided by operating activities
    Common stock issued for services                                       94,897
                                                                        ---------
      NET CASH USED BY OPERATING ACTIVITIES                               (11,680)
                                                                        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Contribution to capital
                                                                           11,680
                                                                        ---------
NET INCREASE (DECREASE) IN CASH
                                                                                0

CASH - Beginning of period                       $      0    $  7,992           0
                                                 --------    --------   ---------

     - End of period                             $      0    $  7,992   $       0
                                                 ========    ========   =========


                              CHARLES BOOTH, INC.
                        (formerly Triple S Parts, Inc.)
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Charles Booth, Inc., a Nevada corporation ("Charles Booth"), have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2001, as reported in Form 10-KSB, have been omitted.

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

The Company
-----------

     Charles Booth, Inc. (the "Company") was incorporated as Triple S Parts, Inc., in the State of Nevada on February 22, 1996, to market and sell rare motorcycle parts over the Internet. On October 8, 2001, we changed our name to Charles Booth, Inc. (hereinafter referred to as the "Company") in anticipation of merging with Charles Booth, Inc. a private professional hair care products company.

     The Company entered into a conditional Agreement of Stock Exchange ("Agreement") on August 8, 2001, by and between Triple S Parts, Inc. and Charles Booth, Inc., a private New York corporation, d/b/a Charles Booth Professional Hair Care Products, Inc., ("CBI") and, and CBI's majority shareholders: Charles Booth, individually, David Kohn, CBI's Chief Financial Officer, and Ted Kramer, Esq., (collectively the "Sellers").

     The August 8, 2001, the Agreement was conditional and predicated upon CBI's Chief Financial Officer and majority shareholder of CBI providing funding for the surviving entity. On April 6, 2002, management of SSS agreed to extend their agreement with CBI until May 6, 2002. As of the date of this filing, no funding has been provided as represented. Accordingly, the aforementioned agreement with CBI was terminated May 13, 2002. We are reviewing the circumstances regarding several (mis)representations which have resulted in, among other things, changing our name from Triples S Parts, Inc. to Charles Booth, Inc.

Capital Resources and Liquidity
-------------------------------

     During the quarter ended March 31, 2002, the Company did not issue any unregistered shares not register shares of its common stock.

Results of Operations
---------------------

     For the three month ended March 31, 2002, the Company sustained a loss of $0.00 and the loss per share was $0.00. For the comparable period of 2001, the Company sustained a loss of $0.00 and the loss per share was $0.00. Through its inception, the Company has sustained a loss of $106,557 attributable to general administrative costs and costs associated with maintaining its public status.

Capital Resources and Liquidity
-------------------------------

     During the quarter ended March 31, 2002, Charles Booth, Inc. did not issue any unregistered shares not register shares of its common stock.


                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

     We are not aware of any material pending legal proceeding to which we are a party or of which any of our property is the subject. We are not aware of our Company's involvement in violations of Federal, State or local statutes or ordinances with environmental protection.

ITEM 2.  CHANGES IN SECURITIES

     During the quarter ended March 31, 2002, there were no changes in securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     During the quarter ended March 31, 2002, there were no defaults upon senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended March 31, 2002, there were no matters submitted to a vote of the Company's shareholders.

ITEM 5.  OTHER INFORMATION

Subsequent Events
-----------------

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

     The August 8, 2001 Reorganization Agreement between the parties was conditional and predicated upon the Chief Financial Officer and majority shareholder of CBI providing funding for the surviving entity. To date, no funding has been forthcoming and the transaction between the parties has not been formally consummated. Management of SSS and CBI agreed that should CBI have not provided adequate funding in which to enable the plan of Reorganization to be effectuated by February 28, 2002, at SSS's option, the agreement between SSS and CBI may be terminated or extended indefinitely. On April 6, 2002, management of SSS agreed to extend their agreement with CBI until May 6, 2002 provided they secure funding. No funding has been provided, and we formally terminated the agreement with CBI on May 13, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K
-------------------

     On May 10, 2002, the company filed a Form 8-K referencing the fact that on May 9, 2002, Thomas Pierson resigned as President, Secretary and Director of Charles Booth, Inc. On May 9, 2002, Dominic Martinez was appointed and accepted his appointment as President, Secretary, Treasurer and Director of the Corporation. Mr. Pierson's resignation as President, Secretary and Director and Mr. Martinez's acceptance as the Corporation's President, Secretary, Treasurer and Director, shall be deemed effective this May 9, 2002.

      Dominic T. Martinez, age 31, is a resident of Florence, Colorado. After graduating from high school, Mr. Martinez attended the University of Southern Colorado as a full time student, working summers. Upon graduation from the university (1994), he worked at the Dayton-Hudson Corp. in the assets protection department. This work experience influenced his choice to accept his next position as a Clinical Therapist at a local hospital. Taking advantage of a business opportunity in the year 2000, he assumed a business consulting position for Starr Consulting, Inc. Mr. Martinez is also a director and Secretary of Wave Power.Net, Inc., a Delaware corporation that is publically traded on the Over the Counter Bulletin Stock Exchange. During the quarter ended March 31, 2002, there were no Exhibits or Reports on Form 8-K.

Exhibits
--------

     None



                                  SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of May, 2002.


CHARLES BOOTH, INC.



/S/ DOMINIC T. MARTINEZ
-----------------------
By: Dominic T. Martinez, President