Form 10QSB
period 2002-06-30
CHARLES BOOTH INC
filed 2002-08-19
CIK 1103153

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____________ to _______________.



                              CHARLES BOOTH, INC.
                              -------------------
                (Name of Small Business Issuer in Its Charter)


                         Primary Standard Industrial
      Nevada             Classification Code Number          88-0354194
   ------------          --------------------------      -----------------
    (State of                       5122                  (I.R.S. Employer
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

   -------------------------------------------------------------------------

Check whether the issuer: (1)filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]         No[ ]

The number of shares outstanding of Registrant's common stock ($0.0005 par value) as of the quarter ended June 30, 2002, is 2,806,500 with 141 shareholders of record.

                               TABLE OF CONTENTS

                                    PART I


                                                                          Page


ITEM 1.  FINANCIAL STATEMENTS.............................................  3

ITEM 2.  MANAGEMENTS'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......  8


                                    PART II

ITEM 1.  LEGAL PROCEEDINGS................................................  8

ITEM 2.  CHANGES IN SECURITIES............................................  8

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................  8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  9

ITEM 5.  OTHER............................................................  9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................  9

         SIGNATURES....................................................... 10

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

Unless otherwise indicated, the term "Company" refers to Charles Booth, Inc. and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2001. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2002. Accordingly, consolidated unaudited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended June 30, 2002, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-4 and are incorporated herein by this reference.

                              CHARLES BOOTH, INC.
                        (formerly Triple S Parts, Inc.)
                         (A Development Stage Company)

                                 BALANCE SHEET
                                 June 30, 2002





ASSETS                                                        $       0
                                                              =========


LIABILITIES
  Accounts payable                                            $     500
                                                              ---------

STOCKHOLDERS' DEFICIT
  Common stock, $.0005 par value, 50,000,000 shares
    authorized, 2,806,500 issued and outstanding                  1,403
  Paid in capital                                               105,174
  Deficit accumulated during the development stage             (107,077)
                                                              ---------
     TOTAL STOCKHOLDERS' DEFICIT                               (    500)
                                                              ---------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $       0
                                                              =========


                                  CHARLES BOOTH, INC.
                            (formerly Triple S Parts, Inc.)
                             (A Development Stage Company)

                                STATEMENTS OF EXPENSES
           For the Three Months and Six Months Ended June 30, 2002 and 2001
                   and the period from February 22, 1996 (Inception)
                                 Through June 30, 2002





Inception
                               Three Months Ended      Six Months Ended       Through
                                    June 30,                June 30,          June 30,
                               2002         2001        2002        2001       2002
                              -------     -------     -------     -------    ---------

General and
  administrative              $   500                 $   500                $ 107,077
                              -------                 -------                ---------
          Net loss            $  (500)                $  (500)               $(107,077)
                              =======                 =======                =========

Basic and diluted loss
  per common share              $(.00)        N/A       $(.00)        N/A

Weighted average
  shares outstanding        2,806,500   2,743,500   2,806,500   2,743,500


                              CHARLES BOOTH, INC.
                        (formerly Triple S Parts, Inc.)
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 2002 and 2001
               and the period from February 22, 1996 (Inception)
                            Through June 30, 2002


                                                                                       Inception
                                                                                        Through
                                                                                        June 30,
                                                   2002                2001               2002
                                                ---------           ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                      $    (500)                             $(107,077)
  Adjustments to reconcile net loss to net
    cash used by operating activities
    Common stock issued for services                                                      94,897
  Changes in:
    Accounts payable                                  500
                                                ---------                              ---------
     NET CASH USED BY OPERATING ACTIVITIES              0                                (11,680)
                                                ---------                              ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Contribution to capital
                                                                                          11,680
                                                ---------                              ---------
NET INCREASE (DECREASE) IN CASH                         0                                      0

CASH - Beginning of period                              0           $   7,992                  0
                                                ---------           ---------          ---------
     - End of period                            $       0           $   7,992          $       0
                                                =========           =========          =========

                               CHARLES BOOTH, INC.
                         (formerly Triple S Parts, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Charles Booth, Inc., a Nevada corporation ("Charles Booth"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Charles Booth's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 2001, as reported in Form 10-KSB, have been omitted.

ITEM 2.  MANAGEMENTS'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10- QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here.

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

Capital Resources and Liquidity
-------------------------------

     During the quarter ended June 30, 2002, the Company did not issue any unregistered shares nor register shares of its common stock.

Results of Operations
---------------------
     For the three month period ended June 30, 2002, the Company sustained a loss of $500 and the loss per share was $0.00. For the comparable period of 2001, the Company sustained a loss of $0 and the loss per share was $0.00. Since its inception, the Company has sustained a loss of $107,077 attributable to general administrative costs and costs associated with maintaining its public status.


                                 PART II
ITEM 1.  LEGAL PROCEEDINGS

     We are not aware of any material pending legal proceeding to which we are a party or of which any of our property is the subject. We are not aware of our Company's involvement in violations of Federal, State or local statutes or ordinances with environmental protection.

ITEM 2. CHANGES IN SECURITIES

     During the quarter ended June 30, 2002, there were no changes in securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     During the quarter ended June 30, 2002, there were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended June 30, 2002, there were no matters submitted to a vote of the Company's shareholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

                                SIGNATURES

 Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of August, 2002.


CHARLES BOOTH, INC.


/s/ Dominic T. Martinez
-----------------------
By: Dominic T. Martinez, President