Form 10QSB
period 2002-09-30
CHARLES BOOTH INC
filed 2002-11-19
CIK 1103153

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____________ to
     _______________.



                               CHARLES BOOTH, INC.
                               -------------------
                 (Name of Small Business Issuer in Its Charter)


                             Primary Standard Industrial
      Nevada           Classification Code Number              88 0354194
   ------------        --------------------------           -----------------
   (State of                       5122                     I.R.S. Employer
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

                                               Yes [X]         No[ ]

The number of shares outstanding of Registrant's common stock ($0.0005 par value) as of the quarter ended September 30, 2002, is 2,806,500 with 141 shareholders of record.

                                                 TABLE OF CONTENTS

PART I

                                                                 Page
                                                                 ----

ITEM 1.  FINANCIAL STATEMENTS..............................      3-6

ITEM 2.  PLAN OF OPERATION.................................       8


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.................................       9

ITEM 2.  CHANGES IN SECURITIES.............................       9

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................       9

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS..........       9

ITEM 5.  OTHER.............................................       9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................      10

         SIGNATURES........................................      12

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

                               CHARLES BOOTH, INC.
                         (formerly Triple S Parts, Inc.)
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  June 30, 2002





ASSETS                                                $       0
                                                      =========


LIABILITIES
Accounts payable                                      $     500
                                                      ---------

STOCKHOLDERS' DEFICIT
  Common stock, $.0005 par value, 50,000,000 shares
authorized, 2,806,500 issued and outstanding              1,403
  Paid in capital                                       105,174
Deficit accumulated during the development stage       (107,077)
                                                      ---------
TOTAL STOCKHOLDERS' DEFICIT                                (500)
                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT           $       0
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



                                                                                 Inception
                               Three Months Ended         Six Months Ended        Through
                                    June 30,                  June 30,            June 30,
                               2002         2001         2002          2001        2002
                             ---------    ---------    ---------    ---------    ---------
General and
  administrative             $     500                 $     500                  $ 107,077
                             ---------                 ---------                  ---------
                  Net loss   $    (500)                $    (500)                 $(107,077)
                             =========                 =========                  =========

Basic and diluted loss
  per common share           $    (.00)         N/A    $    (.00)        N/A
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

                                                                           Inception
                                                                            Through
                                                                            June 30,
                                                   2002         2001          2002
                                                 =========    =========    =========
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                       $    (500)        --     $(107,077)
  Adjustments to reconcile net loss to net
    cash used by operating activities
    Common stock issued for services                  --           --        94,897
  Changes in:
    Accounts payable                                   500         --          --
                                                 =========    =========    =========
         NET CASH USED BY OPERATING ACTIVITIES           0         --       (11,680)
                                                 =========    =========    =========
CASH FLOWS FROM FINANCING ACTIVITIES
         Contribution to capital                      --           --        11,680
                                                 =========    =========    =========
NET INCREASE (DECREASE) IN CASH                          0         --             0

CASH    - Beginning of period                            0    $   7,992           0
                                                 =========    =========    =========
         - End of period                         $       0    $   7,992   $       0
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

PART I

ITEM 1.  FINANCIAL STATEMENTS

Unless otherwise indicated, the term "Company" refers to Charles Booth, Inc. and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2001. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2002. Accordingly, consolidated unaudited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended September 30, 2002, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-_ and are incorporated herein by this reference.


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

Capital Resources and Liquidity

         During the quarter ended September 30, 2002, the Company did not issue any unregistered shares nor register shares of its common stock.

Results of Operations

         For the three month period ended September 30, 2002, the Company sustained a loss of $___ and the loss per share was $0.00. For the comparable period of 2001, the Company sustained a loss of $0 and the loss per share was $0.00. Since its inception, the Company has sustained a loss of $__________ attributable to general administrative costs and costs associated with maintaining its public status.


                                                      PART II
ITEM 1.  LEGAL PROCEEDINGS

         We are not aware of any material pending legal proceeding to which we are a party or of which any of our property is the subject. We are not aware of our Company's involvement in violations of Federal, State or local statutes or ordinances with environmental protection.

ITEM 2. CHANGES IN SECURITIES

         During the quarter ended September 30, 2002, there were no changes in securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         During the quarter ended September 30, 2002, there were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended September 30, 2002, there were no matters submitted to a vote of the Company's shareholders.

ITEM 5.  OTHER
                                        9

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         During the quarter ended September 30, 2002, there were no matters submitted on Form 8-K.

                                  CERTIFICATION

I, Dominic Martinez, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of C hales Booth, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-4 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 19, 2002

         /s/ Dominic Martinez
          --------------------------------------------------
             Dominic Martinez,
             Chief Executive Officer Chief Financial Officer

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Charles Booth, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dominic Martinez, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



         /s/ Dominic Martinez
          --------------------------------------------------
             Dominic Martinez,
             Chief Executive Officer Chief Financial Officer

                                   SIGNATURES

              Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of November, 2002.


CHARLES BOOTH, INC.




By: /s/ Dominic T. Martinez
    -----------------------
        Dominic T. Martinez
        President