Form 10QSB/A
period 2002-09-30
CHARLES BOOTH INC
filed 2003-04-15
CIK 1103153

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



                               CHARLES BOOTH, INC.
                               -------------------
                 (Name of Small Business Issuer in Its Charter)


                         Primary Standard Industrial
  Nevada               Classification Code Number              88 0354194
-----------            -----------------------------        -----------------
   (State of                         5122                   (I.R.S. Employer
Incorporation)                                              dentification No.)


                              115 E. Main Street #1
                            Florence, Colorado 81226
                           --------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                  719-784-0861
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

    -------------------------------------------------------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]     No[ ]

The number of shares  outstanding  of  Registrant's  common  stock  ($0.0005 par
value)  as  of  the  quarter  ended   September  30,  2002,  is  2,956,500  with
147 shareholders of record.

                                TABLE OF CONTENTS

PART I
                                                                          Page
                                                                          ----

ITEM 1.  FINANCIAL STATEMENTS..............................................  3

ITEM 2.  PLAN OF OPERATION.................................................  4

ITEM 3.  CONTROLS AND PROCEDURES...........................................  5

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.................................................  6

ITEM 2.  CHANGES IN SECURITIES.............................................  6

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................  7

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS..........................  7

ITEM 5.  OTHER.............................................................  7

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................  7

SIGNATURES.................................................................  7

PART I

ITEM 1.  FINANCIAL STATEMENTS

         Unless otherwise indicated, the term "Company" refers to Charles Booth, Inc. and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, so not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2002. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31,2002. Accordingly, consolidated unaudited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended September 30, 2002, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-4 and are incorporated herein by this reference.

                               CHARLES BOOTH, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                            As of September 30, 2002



         ASSETS                                                  $       0
                                                                 =========



         LIABILITIES

Accounts payable                                                 $   1,000
                                                                 ---------
Commitment


         STOCKHOLDERS' DEFICIT

Common stock, $.0005 par, 50,000,000 shares
    authorized, 2,956,500 shares issued and outstanding              1,478
Paid in capital                                                    106,099
Deficit accumulated during the development stage                  (108,577)
                                                                 ---------
       Total Stockholders' Deficit                                (  1,000)
                                                                 ---------
         TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT               $       0
                                                                 =========



                       See notes to financial statements.



                               CHARLES BOOTH, INC.
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
                   For the Three Months and Nine Months ended
                 September 30, 2002 and 2001 and the Period from
                          February 22, 1996 (Inception)
                           Through September 30, 2002




                                Three Months Ended             Three Months Ended      Inception
                                   September 30,                  September 30,         Through
                                2002           2001          2002             2001       2002
                            -----------    -----------   -----------    -----------   -----------
Administrative expenses     $     1,500           --     $     2,000           --     $   108,577
                            -----------    -----------   -----------    -----------   -----------
Net loss                    $    (1,500)   $         0   $    (2,000)   $         0   $  (108,577)
                            ===========    ===========   ===========    ===========   ===========


Basic and diluted net
    loss per common share   $     (0.00)           N/A   $     (0.00)           N/A

Weighted average common
    shares outstanding        2,956,500      2,743,500     2,906,500      2,743,500



                       See notes to financial statements.

                               CHARLES BOOTH, INC.
                          (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS For the
                Nine Months Ended September 30, 2002 and 2001 and
                  the Period from February 22, 1996 (Inception)
                           Through September 30, 2002




Inception
Through
                                               2002          2001        2002
                                             ---------    ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                 $  (2,000)        --     $(108,577)
    Adjustments to reconcile net loss
      to cash used in operating activities:
      Stock issued for services                  1,000         --        96,252
    Changes in:
      Accounts payable                           1,000         --         1,000
                                             ---------    ---------   ---------
NET CASH USED IN OPERATING ACTIVITIES                0         --       (11,325)


CASH FLOWS FROM FINANCING ACTIVITIES
    Contributions to capital                      --           --        11,325
                                             ---------    ---------   ---------
NET CHANGE IN CASH                                   0            0
    Cash balance, beginning                          0        7,992           0
                                             ---------    ---------   ---------
    Cash balance, ending                     $       0    $   7,992   $       0
                                             =========    =========   =========


                       See notes to financial statements.

                               CHARLES BOOTH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Charles Booth, Inc. ("Charles Booth") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Charles Booth's latest annual report filed with the SEC on Form 10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2001, as reported in the 10KSB, have been omitted.

ITEM 2.  PLAN OF OPERATION

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

         The August 8, 2001, the Agreement was conditional and predicated upon CBI's Chief Financial Officer and majority shareholder of CBI providing funding for the surviving entity. On April 6, 2002, management of SSS agreed to extend their agreement with CBI until May 6, 2002. As of the date of this filing, no funding has been provided as represented. Accordingly, the aforementioned agreement with CBI was terminated May 13, 2002. We are reviewing the circumstances regarding several (mis)representations which have resulted in, among other things, changing our name fromTriples S Parts, Inc. to Charles Booth, Inc.

Capital Resources and Liquidity

         During the quarter ended September 30, 2002, the Company issued 150,000 registered shares of its common stock.

Results of Operations

         For the three month period ended September 30, 2002, the Company sustained a loss of $(1,500) and the loss per share was $0.00. For the comparable period of 2001, the Company sustained a loss of $0 and the loss per share was $0.00. Since its inception, the Company has sustained a loss of $(108,577) attributable to general administrative costs and costs associated with maintaining its public status.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries).

(b) Changes in Internal Controls.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

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

        N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         During the quarter ended September 30, 2002, there were no matters submitted on Form 8-K.



                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CHARLES BOOTH, INC.


By: /s/  Dominic T. Martinez
         -----------------------
         Dominic T. Martinez,
         President

                                    CERTIFICATION

I, Dominic Martinez, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Charles Booth, Inc.;

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

         Date: April 14, 2003

         /s/ Dominic Martinez
          --------------------------------------------------
             Dominic Martinez,
             Chief Executive Officer Chief Financial Officer