Form 10KSB
period 2002-12-31
CHARLES BOOTH INC
filed 2003-04-15
CIK 1103153

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                       Commission file number: 000-28913

                              CHARLES BOOTH, INC.
                        -------------------------------
                 (Name of Small Business Issuer in Its Charter)

                  Nevada                                 88-0354194
     ----------------------------------                --------------
      (State or Other Jurisdiction of                 (I.R.S. Employer
       Incorporation or Organization)                Identification No.)

                               115 E. Main Street
                            Florence, Colorado 81226
                 -----------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the Registrant (1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares of Registrant's Common Stock outstanding on December 31, 200 was 2,806,500.

The Registrant's total revenues for the year ended December 31, 2002, were $0.00.

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

                              TABLE OF CONTENTS

PART I
                                                                         PAGE
                                                                         ----

ITEM 1.   DESCRIPTION OF BUSINESS                                          3

ITEM 2.   DESCRIPTION OF PROPERTY                                          5

ITEM 3.   LEGAL PROCEEDINGS                                                5

ITEM 4.   SUBMISSION OF MATTERS
          TO A VOTE OF SECURITY HOLDERS                                    5

PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS                                              5

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS                             5

ITEM 7.   FINANCIAL STATEMENTS                                             6

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH
          ACCOUNTANTS                                                      7

PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS                                              7

ITEM 10.  EXECUTIVE COMPENSATION                                           7

ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS                          7

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   8

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                                 8

ITEM 14.  CONTROLS AND PROCEDURES                                          8

INDEX TO EXHIBITS                                                          8

SIGNATURES                                                                 9

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

         On July 10, 1999, we forward split our common stock eleven (11) shares for one(1) share. All disclosure herein accounts for this forward split unless indicated otherwise.

         We have not been a party to any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Business of Issuer.

         Not being able to obtain the appropriate funding to implement our original business plan, we began seeking alternate opportunities. On April 19, 2000, the Company entered into a conditional merger agreement with Telnet World Communications, Inc. ("Telnet"), a Utah corporation that was trading on the Over the Counter Bulletin Board stock exchange ("OTCBB"). The terms of that agreement were that Telnet was to acquire from the Company's shareholders, all of the issued and outstanding shares of Common stock in exchange for newly issued restricted shares totaling Three Hundred Thirty Five Thousand Shares (335,000), together with the payment of $150,000.00. By virtue of the transaction, Telnet would acquire the Company as a going concern, including all of the properties and assets, tangible and intangible, wherever situated, including, without limiting the generality of the foregoing, its business as a going concern, its goodwill, and the corporate name (subject to changes referred to or permitted herein or occurring in the ordinary course of business prior to the time of closing provided herein).

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

         The parties mutually agreed to rescind the acquisition agreement on November 15, 2000.

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

         On May 13, 2002 the agreement with CBI was terminated May 13, 2002 based upon numerous misrepresentations made to the Company by CBI and its representatives.

         The Company generated no revenues for the year ended 2002. Since we do not have significant liquid assets, we may consider acquiring business opportunities through the issuance of its equity securities. This will likely result in future dilution of the ownership interest enjoyed by the Company's current shareholders. Our attempts to acquire subsidiaries in this manner has proved to be fruitless to date and we can provide no assurance that it will be able to continue such acquisitions in the future. It is also likely that any future acquisitions by the Company will require us to make capital contributions to the acquired businesses.

Item 2. Description of Property.

         We presently occupy space, free of charge, at 115 E. Main Street, Florence, CO 81226. The Company does not own any property.

Item 3. Legal Proceedings.

         The Company was not involved in any legal proceedings in year 2002.

Item 4. Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders for the year ended 2002.

PART II

Item 5.  Market For Common Equity and Related Stockholder's Matters.

         The Company does not trade on any stock exchange. The Company has 146 shareholders of record as of December 31, 2002. The Company has never declared or paid any dividends, and although there are no restrictions limiting its ability to do so, it is unlikely to pay any dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis.

         The Company originally intended to develop a niche market for its services within the motorcycle parts industry for hard-to-find and outdated motorcycle parts along with various promotional products. The Company was originally established to supply these parts and promotional products to retail shops and directly to end-users.

         We are presently re-assessing our options but are primarily seeking qualified and viable merger candidates.

Results of Operations

         The Company had no revenues as a result from business operations during the year ended 2002. It continued to incur operating expenses, general and administrative expenses in the amount of $2,000 for the year ended 2002, as opposed to $8,492 for the year ended 2001.

         The "Statement of Cash Flows", set forth on Page F-5 of the attached Financial Statements, shows a net loss of $(2,000) in the year ending 2002 as compared to a Net Loss of $(8,492) for the year ending 2001; The basic and diluted net (loss) per common share was $(0.00) for the year ended 2002 compared to $(0.00) for year ending 2001. The Company's Total Liabilities and Stockholder's Deficit for year ending 2002 was $0.00, which are set forth on Page F-4 of the attached Financials.

Capital Resources and Liquidity

         At December 31, 2002 we had a working capital deficit of $(______) and a stockholders' deficit of $(1,000) and loss for the year ended December 31, 2002 of $2,000, arising primarily from expenses incurred to meet our reporting requirements. We are dependent upon our ability to raise capital and the commitment of several stockholders to fund expenses of operations. There can be no assurance that we will be successful in raising additional capital in the future, or that stockholders will continue to lend funds to the Company.

Item 7.  Financial Statements.

         The Financial Statements of the Company for the year ended December 31, 2002,together with Independent Auditor's Report thereon, are contained in on pages F-1 through F-7 attached and are incorporated herein by this reference.

                               CHARLES BOOTH, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS
                             As of December 31, 2002

                           INDEPENDENT AUDITORS REPORT


To the Board of Directors
   Charles Booth, Inc.
   (A Development Stage Company)
   Broomfield, Colorado

We have audited the accompanying balance sheet of Charles Booth, Inc., as of December 31, 2002 and the related statements of expenses, stockholders deficit, and cash flows for the two years ended December 31, 2002 and the period from February 22, 1996 (Inception) through December 31, 2002. These financial statements are the responsibility of Charles Booth's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charles Booth, Inc., as of December 31, 2002, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.


MALONE & BAILEY, PLLC
Houston, Texas
www.malone-bailey.com

April 3, 2003

                               CHARLES BOOTH, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                             As of December 31, 2002






         ASSETS                                                    $       0
                                                                   =========



         LIABILITIES

Accounts payable                                                   $   1,000
                                                                   ---------

Commitment


         STOCKHOLDERS' DEFICIT

Common stock, $.0005 par, 50,000,000 shares
    authorized, 2,956,500 shares issued and outstanding                1,478
Paid in capital                                                      106,099
Deficit accumulated during the development stage                    (108,577)
                                                                   ---------
       Total Stockholders' Deficit                                    (1,000)
                                                                   ---------
         TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                 $       0
                                                                   =========


                 See accompanying summary of accounting policies
                       and notes to financial statements.


                               CHARLES BOOTH, INC.
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
               For the years ended December 31, 2002 and 2001 and
                  The Period from February 22, 1996 (Inception)
                            Through December 31, 2002




Inception
Through
                                                 2002            2001          2002
                                              -----------    -----------    -----------
Administrative expenses                       $     2,000    $     8,492    $   108,577
                                              -----------    -----------    -----------
Net loss                                      $    (2,000)   $    (8,492)   $  (108,577)
                                              ===========    ===========    ===========


Basic and diluted net loss per common share   $     (0.00)   $     (0.00)

Weighted average common shares outstanding      2,881,500      2,759,250





                 See accompanying summary of accounting policies
                       and notes to financial statements.

                               CHARLES BOOTH, INC.
                          (A Development Stage Company)
                      STATEMENT OF CHANGES IN STOCKHOLDERS'
            DEFICIT For the Period from February 22, 1996 (Inception)
                            Through December 31, 2002


                                                          Deficit
                                                        Accumulated
                                                        Development
                                  Shares      Amount       Stage       Totals
                                ---------   ---------   ---------    ---------

Shares issued to founders
    in 1996                       792,000   $     339        --      $     339

Shares issued to founders
    in 1997                        33,000          16        --             16

Shares issued for services
    in 1999                        31,500      31,500        --         31,500

Contributions to capital
    in 1999                          --        11,325        --         11,325

Shares issued for services
    in 2000                     1,887,000      62,897        --         62,897


Net loss                             --          --     $ (98,085)     (98,085)
                                ---------   ---------   ---------    ---------
Balances, December 31, 2000     2,743,500     106,077     (98,085)       7,992

Shares issued for services         63,000         500         500

Net loss                             --          --        (8,492)      (8,492)
                                ---------   ---------   ---------    ---------
Balances, December 31, 2001     2,806,500     106,577    (106,577)           0

Shares issued for services        150,000       1,000        --          1,000

Net loss                             --          --        (2,000)      (2,000)
                                ---------   ---------   ---------    ---------
Balances, December 31, 2002     2,956,500     107,577   $(108,577)   $  (1,000)
                                =========               =========    =========
Less par value                                  1,478
                                            ---------
Paid in capital                             $ 106,099
                                            =========


                 See accompanying summary of accounting policies
                       and notes to financial statements.


                               CHARLES BOOTH, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
               For the years ended December 31, 2002 and 2001 and
                  the Period from February 22, 1996 (Inception)
                            Through December 31, 2002


                                                                                        Inception
                                                                                         Through
                                                        2002            2001              2002
                                                        --------       --------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                            $ (2,000)       $(8,492)       $(108,577)
    Adjustments to reconcile net loss
      to cash used in operating activities:
      Stock issued for services                            1,000            500           96,252
    Changes in:
      Accounts payable                                     1,000           --              1,000
                                                        --------       --------        ---------
NET CASH USED IN OPERATING ACTIVITIES                          0         (7,992)         (11,325)


CASH FLOWS FROM FINANCING ACTIVITIES
    Contributions to capital                                --             --             11,325
                                                        --------       --------        ---------
NET CHANGE IN CASH                                             0         (7,992)               0
    Cash balance, beginning                                    0          7,992            --  0
                                                        --------       --------        ---------
    Cash balance, ending                                $      0       $      0        $       0
                                                        ========       ========        =========

Supplemental Disclosures:
    Interest paid in cash                               $      0       $      0        $       0
    Income taxes paid in cash                                  0              0                0

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                               CHARLES BOOTH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business. Triple S Parts, Inc. ("Triple S") was incorporated in Nevada on February 22, 1996. On October 8, 2001, Triple S changed its name to Charles Booth, Inc. ("Charles Booth"). Charles Booth has no current operations and is presently seeking a merger partner.

Cash and Cash Equivalents. For purposes of the statements of cash flows, Charles Booth considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. There were no cash equivalents as of December 31, 2002.

Use of Estimates. In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement. Actual results could differ from those estimates.

Revenue recognition. Charles Booth has no revenue recognition policy because it has no revenues.

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

Basic and diluted loss per share is reported under Statement No. 128 of the Financial Accounting Standards Board ("FAS 128"), which requires the calculation of basic and diluted earnings per share. Basic and diluted net loss per common share is calculated by dividing the net loss by the weighted average shares outstanding. There were no common stock equivalents to calculate diluted earnings per share.

Stock split. On July 10, 1999, Charles Booth had an eleven for one forward split of common stock. On August 8, 2000, Charles Booth had a three for one forward split of common stock. All amounts have been restated for the effects of both splits.

Recently issued accounting pronouncements. Charles Booth does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Charles Booth's results of operations, financial position or cash flow.

NOTE 2 - COMMON STOCK

In 1996, Charles Booth issued 792,000 shares of common stock to the founders valued at $339.

In 1997, Charles Booth issued an additional 33,000 shares of common stock to the founders valued at $16. In 1999, Charles Booth issued 31,500 shares of common stock for services valued at $31,500.

In 1999, a shareholder contributed $11,325 to fund ongoing operations of Charles Booth. In 2000, Charles Booth issued 1,887,000 shares of common stock for services valued at $62,897.

In 2001, Charles Booth issued 63,000 shares of common stock for services valued at $500.

In 2002, Charles Booth issued 150,000 shares of common stock for services valued at $1,000.


NOTE 3 - INCOME TAXES

                  Deferred tax assets                $ 1,800
                  Less: valuation allowance           (1,800)
                                                     -------
                  Net deferred taxes                 $     0
                                                     =======

Charles Booth has a net operating loss carryforward of approximately $12,000 as of December 31, 2002 which expires in 2011 through 2022.


NOTE 4 - COMMITMENTS

Charles Booth maintains its offices in the office of the president pursuant to an oral agreement on a rent-free month-to-month basis.

Item 8.  Changes in and Disagreements with Accountants.

There are no changes or disagreements with our accountants who are Malone & Bailey, PLLC, 5444 Westheimer Rd., #2080, Houston, TX 92236.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons.

         Dominic T. Martinez, age 32, is the Company's sole officer, sole Director and CEO. He is a resident of Florence, Colorado. After graduating from high school, Mr. Martinez attended the University of Southern Colorado as a full time student, working summers. Upon graduation from the university (1994), he worked at the Dayton-Hudson Corp. in the assets protection department. This work experience influenced his choice to accept his next position as a Clinical Therapist at a local hospital. Taking advantage of a business opportunity in the year 2000, he assumed a business consulting position for Starr Consulting, Inc. Mr. Martinez is also a director and Secretary of Wave Power.Net, Inc., a Delaware corporation that is publically traded on the Over the Counter Bulletin Stock Exchange.

Item 10.  Executive Compensation.

         The Company has paid no compensation to any officer or director, past or present, for services rendered to the Company.

Item 11.  Security  Ownership of Beneficial Owners.

         The following table sets forth information as of December 31, 2002, regarding the ownership of the Company's common stock by each shareholder known to the Company to be the beneficial owner of more than five percent of its outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

             Title of Name & Address of      Amount & Nature        Percent
Class             Beneficial Owner            of Ownership        of Class (1)
------        --------------------------    ---------------      ------------

Common         Dominic T. Martinez,               0                    0
               President & Director
               115 E. Main St. #1,
               Florence, CO 81226

(1) Out of 2,806,500 shares of Common Stock issued and outstanding as of December 31, 2001.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

Item 13.  Exhibit and Reports on Form 8-K

     a) INDEX TO EXHIBITS

                  None.

     b) REPORTS OF FORM 8-K

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

Item 14. Controls and Procedures.

         Within 90 days prior to the date if this report, we carried out an evaluation under the supervision and with the participation of our President and Secretary/Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary/Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. It should be noted that the design of any systems of controls is based in part upon certain assumptions of the likelihood of future events, and there can be no assurances that any design will succeed in achieving it stated goals under all potential future conditions, regardless of how remote. In addition, we have reviewed our internal controls, and there have been no significant changes in our internal controls or in any other factors that could significantly affect those control subsequent to the date of their last evaluation.

                                SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of April, 2003.

                        CHARLES BOOTH, INC.


                        /s/ Dominic T. Martinez
                        ---------------------------------------------
                        By: Dominic T. Martinez, President & Director

                                  CERTIFICATION

I, Dominic T. Martinez, certify that:

         1. I have reviewed this 2002 year-end report on Form 10-KSB of Charles Booth, Inc.;

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

         Date: April 14 ,2003

         /s/ Dominic T. Martinez
        ------------------------
            Dominic T. Martinez,
            Chief Executive Officer & Chief Financial Officer