Form 10QSB
period 2003-03-31
CHARLES BOOTH INC
filed 2003-05-21
CIK 1103153

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from _____________ to _________________



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

The number of shares outstanding of Registrant's common stock ($0.0005 par value) as of the quarter ended March 31, 2003, is 2,956,500 with 147 shareholders of record.

                                TABLE OF CONTENTS

PART I


                                                                            Page

ITEM 1.  FINANCIAL STATEMENTS.............................................  4

ITEM 2.  PLAN OF OPERATION................................................  7

ITEM 3.  CONTROLS AND PROCEDUFES..........................................  8
                                     PART II

ITEM 1.  LEGAL PROCEEDINGS................................................  8

ITEM 2.  CHANGES IN SECURITIES............................................  8

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................  8

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS.........................  9

ITEM 5.  OTHER............................................................  9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................  9

         SIGNATURES.......................................................  9

PART I

ITEM 1.  FINANCIAL STATEMENTS

         Unless otherwise indicated, the term "Company" refers to Charles Booth, Inc. and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2002. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2003. Accordingly, consolidated unaudited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended March 31, 2003, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-4 and are incorporated herein by this reference.

                               CHARLES BOOTH, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 March 31, 2003







TOTAL ASSETS                                              $       0
                                                          =========




         LIABILITIES

Accounts payable                                          $   3,194


         STOCKHOLDERS' DEFICIT

Common stock, $.0005 par, 50,000,000 shares
    authorized, 2,956,500 shares issued and outstanding       1,478
Paid in capital                                             121,099
Deficit accumulated during the development stage           (125,771)
                                                          ---------
       Total Stockholders' Deficit                                0
                                                          ---------
         TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT        $       0
                                                          =========



                            See accompanying notes.


                               CHARLES BOOTH, INC.
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
        For the Three Months Ended March 31, 2003 and 2002 and the Period
                  From February 22, 1996 (Inception)
                             Through March 31, 2003





Inception
Through
                                                  2003           2002          2003
                                               --------        --------    -----------

Administrative expenses                       $    17,194                  $   125,771
                                              -----------                  -----------
Net loss                                      $   (17,194)                 $  (125,771)
                                              ===========                  ===========


Basic and diluted net loss per common share   $      (.01)          N/A

Weighted average common shares outstanding      2,956,500      2,806,500




                            See accompanying notes.


                               CHARLES BOOTH, INC.
                          (A Development Stage Company)
                            STATEMENTS  OF CASH FLOWS For the Three Months Ended
             March 31, 2003 and 2002 and
                  the Period from February 22, 1996 (Inception)
                             Through March 31, 2003





Inception
Through
                                                 2003         2002        2003
                                              ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                  $ (17,194)   $(125,771)
    Adjustments to reconcile net loss
      to cash used in operating activities:
      Stock issued for services                  96,252
    Changes in:
      Accounts payable                            2,194        3,194
                                              ---------    ---------    ---------
NET CASH USED IN OPERATING ACTIVITIES           (15,000)     (26,325)


CASH FLOWS FROM FINANCING ACTIVITIES
    Contributions to capital                     15,000       26,325
                                              ---------    ---------    ---------
NET CHANGE IN CASH                                    0            0
    Cash balance, beginning                           0    $       0            0
                                              ---------    ---------    ---------
    Cash balance, ending                      $       0    $       0    $       0
                                              =========    =========    =========






                            See acoompanying notes.

                               CHARLES BOOTH, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Charles Booth, Inc. ("Charles Booth") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Charles Booth's latest annual report filed with the SEC on Form 10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2002, as reported in the 10KSB, have been omitted.


NOTE 2 - SUBSEQUENT EVENT

In May 2003 Charles Booth issued 600,000 shares of common stock for services.

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

         The August 8, 2001, the Agreement was conditional and predicated upon CBI's Chief Financial Officer and majority shareholder of CBI providing funding for the surviving entity. On April 6, 2002, management of SSS agreed to extend their agreement with CBI until May 6, 2002. As of the date of this filing, no funding has been provided as represented. Accordingly, the aforementioned agreement with CBI was terminated May 13, 2002. We are reviewing the circumstances regarding several (mis)representations which have resulted in, among other things, changing our name from Triple S Parts, Inc. to Charles Booth, Inc.

Capital Resources and Liquidity

         During the quarter ended March 30, 2002, the Company did not issue and shares of its common stock.

Results of Operations

         For the three month period ended March 31, 2003, the Company sustained a loss of $(14,000) and the loss per share was $0.00. For the comparable period of 2002, the Company sustained a loss of $0and the loss per share was $0.00. Since its inception, the Company has sustained a loss of $(122,577) attributable to general administrative costs and costs associated with maintaining its public status.

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

ITEM 2. CHANGES IN SECURITIES

         During the quarter ended March 31, 2003, there were no changes in securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         During the quarter ended March 31, 2003, there were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended March 31, 2003, there were no matters submitted to a vote of the Company's shareholders.

ITEM 5. OTHER

         On May 10, 2003, a Director's Resolution authorized the issuance of 600,000 shares of restricted common stock to Ray Kripaitis.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         During the quarter ended March 31, 2003, there were no matters submitted on Form 8-K.


                                   SIGNATURES

              Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized this 20th day of May, 2003.


CHARLES BOOTH, INC.

/s/ Dominic T. Martinez
-----------------------------------
By: Dominic T. Martinez, President

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

         Date: May 19, 2003

         /s/ Dominic Martinez
          --------------------------------------------------
             Dominic Martinez,
             Chief Executive Officer and Chief Financial Officer