Form 10QSB
period 2003-06-30
CHARLES BOOTH INC
filed 2003-09-16
CIK 1103153

U.S. Securities and Exchange Commission
                           Washington, D.C. 20549

                               FORM 10-QSB

               [ X ] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended:    June 30, 2003

                [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                              OF THE EXCHANGE ACT

               For the transition period from:      to:


                          CHARLES BOOTH, INC.
                  (Exact name of Small Business Issuer in its charter)

                NEVADA                      88 0354194
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization             Identification No.)


              1004 Depot Hill Rd., #1E
               Broomfield Colorado                   80020
            (Address of principal executive offices)                (Zip Code)

Registrant's Telephone number, including area code: 303-404-9904

Check mark whether the Issuer (1) has filed all reports required by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for
at least the past 90 days. YES: X   NO:

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PREVIOUS FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the court.
YES: X   NO:

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date: 3,556,500

 Transitional Small Business Disclosure Format. YES:   NO: X

                      CHARLES BOOTH, INC.
                 (A Development Stage Company)
                         BALANCE SHEET
                         June 30, 2003


TOTAL ASSETS                                                $       0
                                                            =========




LIABILITIES

Accounts payable                                            $   3,194


STOCKHOLDERS' DEFICIT

Common stock, $.0005 par, 50,000,000 shares
   authorized, 3,556,500 shares issued and outstanding          1,778
Paid in capital                                               123,599
Deficit accumulated during the development stage             (128,571)
                                                            ---------
       Total Stockholders' Deficit                           (  3,194)
                                                            ---------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT                   $       0
                                                            =========

                       CHARLES BOOTH, INC.
                    (A Development Stage Company)
                       STATEMENTS OF EXPENSES
     Three Months and Six Months Ended June 30, 2003 and 2002 and
             the Period From February 22, 1996 (Inception)
                         Through June 30, 2003

                                Three Months             Six Months          Inception
                                Ended June 30,         Ended June 30,        Through
                             2003          2002       2003        2002         2003
                           --------      --------   --------    --------    ---------
Administrative expenses    $  2,800     $    500    $ 19,994    $    500    $ 128,571
                           --------     --------    --------    --------    ---------
Net loss                   $ (2,800)    $   (500)   $(19,994)   $   (500)   $(128,571)
                           ========     ========    ========    ========    =========


Basic and diluted net
  loss per common share    $   (.00)   $   (.00)    $   (.01)   $   (.00)

Weighted average common
  shares outstanding      3,356,500   2,806,500    3,156,500   2,806,500


                          CHARLES BOOTH, INC.
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
               Six Months Ended June 30, 2003 and 2002 and
               the Period from February 22, 1996 (Inception)
                            Through June 30, 2003

                                                        Six Months          Inception
                                                       Ended June 30,        Through
                                                      2003        2002         2003
                                                    --------    --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $(19,994)    $   (500)  $(128,571)
  Adjustments to reconcile net loss
    to cash used in operating activities:
      Stock issued for services                                                96,252
  Changes in:
      Accounts payable                                 2,194           500      3,194
                                                    --------      --------  ---------
NET CASH USED IN OPERATING ACTIVITIES                (17,800)            0    (29,125)


CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                15,000                   15,000
  Contributions to capital                             2,800                   14,125
                                                    --------                ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES             17,800                   29,125
                                                    --------      --------  ---------
NET CHANGE IN CASH                                         0             0          0
  Cash balance, beginning                                  0             0          0
                                                    --------      --------  ---------
  Cash balance, ending                              $      0      $      0  $       0
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


NOTE 2 - COMMON STOCK

In May 2003 Charles Booth issued 600,000 shares of common stock for $15,000 of expenses paid by a shareholder. This has been treated as a sale of stock for $15,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in
this Form 10- QSB.   Except for the historical information contained
herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as
statements of our plans, objectives, expectations and intentions.   The
cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward statements wherever they appear in
this Form 10-QSB.   Our actual results could differ materially from
those discussed here.

Charles Booth, Inc. was incorporated as Triple S Parts, Inc., in the State of Nevada on February 22, 1996, to market and sell rare motorcycle parts over the Internet. On October 8, 2001, we changed our name to Charles Booth, Inc. in anticipation of merging with Charles Booth, Inc. a private professional hair care products company.

We entered into a conditional Agreement of Stock Exchange on August 8, 2001, by and between Triple S Parts, Inc. and Charles Booth, Inc., a private New York corporation, d/b/a Charles Booth Professional Hair Care Products, Inc. and CBI's majority shareholders Charles Booth, individually, David Kohn, CBI's Chief Financial Officer, and Ted Kramer, Esq.

The August 8, 2001, the Agreement was conditional and predicated upon CBI's Chief Financial Officer and majority shareholder of CBI providing
funding for the surviving entity.   On April 6, 2002, management of
Triple S Parts agreed to extend their agreement with CBI until May 6,
2002.   No funding has ever been provided as represented.
Accordingly, the agreement with CBI was terminated May 13, 2002. We are reviewing the circumstances regarding several (mis)representations which have resulted in, among other things, changing our name from Triple S Parts, Inc. to Charles Booth, Inc.

Capital Resources and Liquidity

For the six months ended June 30, 2003 and 2002, Charles Booth did not pursue any investing activities.

For the six months ended June 30, 2003, Charles Booth issued 600,000 shares of common stock for $15,000 of expenses paid by a shareholder. Additionally, Charles Booth received contributions
to capital of $2,800 for the six months ended June 30, 2003.   As
resulted, Charles Booth had net cash provided by financing activities of $17,800 for the six months ended June 30, 2003.

For the six months ended June 30, 2002, Charles Booth did not pursue any financing activities.

Results of Operations

We had a net loss of $19,994 for the six months ended June 30, 2003. Expenses of $19,994 were attributable to general administrative costs and costs associated with maintaining our public status.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our chief executive officer and chief financial officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this quarterly report on Form 10QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief financial officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this quarterly report on Form 10-QSB has been made known to them in a timely fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.

                    PART II
               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

For the six months ended June 30, 2003, Charles Booth issued 600,000 shares of common stock for $15,000 of expenses paid by a shareholder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS.

    Not applicable.

ITEM 5.  OTHER INFORMATION.

    Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibit 99 - Certifications pursuant to
18 U.S.C. Section 1350

      (b)  Not applicable.

              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                CHARLES BOOTH, INC.
                (Registrant)

Dated:    September 10, 2003



By:  /s/ Dominic T. Martinez
     ----------------------------
         Dominic T. Martinez, President

                               CERTIFICATIONS

I, Dominic T. Martinez, certify that:

1.   I have reviewed this quarterly report on Form 10QSB of Charles
Booth, Inc.

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  September 10, 2003

/s/Dominic T. Martinez
--------------------------
Dominic T. Martinez
Chief Executive Officer and Chief Financial Officer