Form 10QSB
period 2003-09-30
CHARLES BOOTH INC
filed 2003-11-24
CIK 1103153

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-QSB
                             -----------
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003.

[   ] Transition  report under Section 13 or 15(d) of the  Securities
Exchange Act of 1934 (No fee required) for the transition period from ____________ to _______________.



                       CHARLES BOOTH, INC.
                       ___________________
           (Name of Small Business Issuer in Its Charter)


                       Primary Standard Industrial
Nevada                  Classification Code Number        88 0354194
___________            __________________________      _______________
(State of                         5122                  I.R.S. Employer
Incorporation)                                       Identification No.)

                     115 E. Main Street, #1
                    Florence, Colorado 81226
                   __________________________
        (Address of Principal Executive Offices) (Zip Code)

                          719-784-0861
                         ______________
       (Issuer's Telephone Number, Including Area Code)

_____________________________________________________________________

Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                               Yes [X]         No [ ]

The number of shares outstanding of Registrant's common stock ($0.0005 par value) as of the quarter ended September 30, 2003, is 3,556,500 with 147 shareholders of record.

                         TABLE OF CONTENTS

                             PART I

                                                           Page

ITEM 1.  FINANCIAL
STATEMENTS.............................................    	3-6

ITEM 2.  PLAN OF OPERATION.............................	7-8

ITEM 3. CONTROLS AND
PROCEDURES.............................................	8

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.............................    	8

ITEM 2.  CHANGES IN
SECURITIES.............................................     8

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...............     8

ITEM 4.  SUBMISSION TO A VOTE OF SECURITY HOLDERS......   	8

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..............     8-12

SIGNATURES.............................................      13

                        CHARLES BOOTH, INC.
                   (A Development Stage Company)
                           BALANCE SHEET
                        September 30, 2003







TOTAL ASSETS	                                          $       0
                                                            =========





LIABILITIES

Accounts payable	                                          $   3,849


STOCKHOLDERS' DEFICIT

Common stock, $.0005 par, 50,000,000 shares
authorized, 3,556,500 shares issued and outstanding             1,778
Paid in capital	123,599
Deficit accumulated during the development stage	       (129,226)
	                                                      ---------

Total Stockholders' Deficit                                  (  3,849)
                                                            ---------
TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT	                  $       0
	                                                      =========

                          CHARLES BOOTH, INC.
                    (A Development Stage Company)
                       STATEMENTS OF EXPENSES
    Three and Nine Months Ended September 30, 2003 and 2002 and
             the Period From February 22, 1996 (Inception)
                      Through September 30, 2003

                                    Three Months        Nine Months         Inception
	                           Ended September 30,  Ended September 30,    Through
                                   2003       2002     2003         2002       2003
                                 --------   -------- --------     --------  ---------

Administrative expenses          $    655    $  1,500  $ 20,649   $  2,000  $ 129,226
                                 --------    --------  --------   --------  ---------
Net loss                         $   (655)   $ (1,500) $(20,649)  $ (2,000) $(129,226)
                                 ========    ========  ========   ========  =========

Basic and diluted net
  loss per common share          $   (.00)   $   (.00) $    (.01) $   (.00)

Weighted average common
  shares outstanding            3,556,500   2,956,500  3,223,167 2,906,500

                              CHARLES BOOTH, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 2003 and 2002 and
                    the Period from February 22, 1996 (Inception)
                                Through September 30, 2003

                                                            Inception
                                                             Through
                                        2003       2002        2003
                                      --------   --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                              $(20,649)   $ (2,000)  $(129,226)
Adjustments to reconcile net loss
  to cash used in operating activities:
Stock issued for services                            1,000      96,252
Changes in:
Accounts payable                         2,849       1,000       3,849
                                      --------    --------   ---------
NET CASH USED IN OPERATING ACTIVITIES  (17,800)          0	   (29,125)


CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock                    15,000                  15,000
Contributions to capital                 2,800                  14,125
                                      --------               ---------
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                            17,800                  29,125
                                      --------    --------   ---------
NET CHANGE IN CASH                           0           0           0
Cash balance, beginning                      0           0           0
                                      --------    --------   ---------
Cash balance, ending                  $      0    $      0   $       0
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

	                           PART I
ITEM II

PLAN OF OPERATION

The Business

Unless otherwise indicated, the term "Company" refers to Charles Booth, Inc. and its subsidiaries and predecessors. The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotes required by generally accepted accounting principles and should, therefore, be read in conjunction with Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended December 31, 2002. These statements do include all the normal recurring adjustments which the Company believes is necessary and affords a fair presentation. The interim results are not necessarily indicative of the results for the full year ending December 31, 2003. Accordingly, consolidated unaudited interim financial statements, including a balance sheet for the Company as of the fiscal quarter ended September 30, 2003, and, statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto as Pages F-1 through F-4 and are incorporated herein by this reference.

Charles Booth, Inc. (the "Company"), was incorporated as Triple S Parts, Inc., in the State of Nevada on February 22, 1996, to market and sell rare motorcycle parts over the Internet. On October 8, 2001, we changed our name to Charles Booth, Inc. (hereinafter referred to as the "Company") in anticipation of merging with Charles Booth, Inc., a private professional hair care products company.

The Company entered into a conditional Agreement of Stock Exchange ("Agreement") on August 8, 2001, by and between Triple S Parts, Inc. and Charles Booth, Inc., a private New York corporation, d/b/a Charles Booth Professional Hair Care Products, Inc. ("CBI") and, and CBI's majority shareholders: Charles Booth, individually, David Kohn, CBI's Chief Financial Officer, and Ted Kramer, Esq., (collectively, the "Sellers").

The August 8, 2001 Agreement was conditional and predicated upon CBI's Chief Financial Officer and majority shareholder of CBI providing funding for the surviving entity. On April 6, 2002, management of Triple S Parts agreed to extend their agreement with CBI until May 6, 2002. As of the date of this filing, no funding has been provided as represented. Accordingly, the aforementioned agreement with CBI was terminated May 13, 2002.

The Company continues to seek out viable merger/acquisition options.

Results of Operations

For the three month period ended September 30, 2003, the Company sustained a loss of $(655) and the loss per share was $0.00. For the comparable period of 2002, the Company sustained a loss of ($1,500) and the loss per share was $0.00. The additional loss is a reflection of accumulated fees and expenses the Company has incurred the past 12 months. Since its inception, the Company has sustained a loss of $(129,226) attributable to general administrative costs and costs associated with maintaining its public status. The total stockholder's deficit for the 3rd quarter ended September 30, 2003 was ($3,849). The total liabilities and stockholder's deficit for the three month period ended September 30, 2003 was $0.00.

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

ITEM 2. CHANGES IN SECURITIES

During the quarter ended September 30, 2003, there were no changes in securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During the quarter ended September 30, 2003, there were no defaults upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 2003, there were no matters submitted to a vote of the Company's shareholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

During the quarter ended September 30, 2003, there were no matters submitted on Form 8-K.


Exhibit 31.1 - CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350


Exhibit 32.1 - CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2003

                           SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized this 17 day of November 2003.


CHARLES BOOTH, INC.


By: /s/ Dominic T. Martinez
_______________________
Dominic T. Martinez,
President

Exhibit 31.1

CERTIFICATION


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

4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) disclosed in this quarterly report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 (6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 24, 2003

/s/Dominic T. Martinez
Dominic T. Martinez
Chief Executive Officer and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Charles Booth, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dominic Martinez, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Dominic T. Martinez
______________________________________________
Dominic T. Martinez,
Chief Executive Officer and Chief Financial Officer